Form 10-Q
period 2012-09-30
VIATECH CORP.
filed 2012-11-19
CIK 1546589

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181683

VIATECH CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0373721 IRS Employer Identification Number	7370 Primary Standard Industrial Classification Code Number

Mikolase Alse, 586

Cesky Brod, Czech Republic 28201

Tel. (702) 425-4104

(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 19, 2012
Common Stock, $0.001	9,020,000

1 | Page

VIATECH CORP.

Form 10-Q

2 | Page

VIATECH CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	SEPTEMBER 30, 2012 (Unaudited)	MARCH 31, 2012
ASSETS
Current Assets
Cash	$ 5,494	$ 7,200
Total Current Assets	5,494	7,200
TOTAL ASSETS	$ 5,494	$ 7,200
LIABILITIES
Accounts payable	1,500	-
Loans from Shareholders	2,824	424
TOTAL LIABILITIES	4,324	424
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 7,240,000 shares issued and outstanding (7,000,000 shares issued and outstanding as at March 31, 2012)	7,240	7,000
Additional paid-in capital	2,160	-
Deficit accumulated during the development stage	(8,230)	(224)
TOTAL STOCKHOLDER’S EQUITY	1,170	6,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,494	$ 7,200

See accompanying notes to financial statements

3 | Page

VIATECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	THREE MONTHS ENDED SEPTEMBER 30, 2012	SIX MONTHS ENDED SEPTEMBER 30, 2012	FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO SEPTEMBER 30, 2012
REVENUE	$ 0	$ 0	$ 0
TOTAL REVENUE	0	0	0
EXPENSES
General & Administrative Expenses	1,627	8,006	8,230
TOTAL EXPENSES	1,627	8,006	8,230
NET LOSS FROM OPERATIONS	(1,627)	(8,006)	(8,230)
PROVISION FOR INCOME TAXES			0
NET LOSS	$ (1,627)	$ (8,006)	$ (8,230)
NET LOSS PER SHARE: BASIC AND DILUTED	0	0	0
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,013,043	7,006,557

See accompanying notes to financial statements

4 | Page

VIATECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	SIX MONTHS ENDED SEPTEMBER 30, 2012	FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO SEPTEMBER 30, 2012
Cash Flows from Operating Activities
Net Income (Loss)	$ (8,006)	$ (8,230)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	1,500	1,500
Net Cash (used in) Operating Activities	(6,506)	(6,730)
Cash Flows from Financing Activities
Loans from Shareholders	2,400	2,824
Sale of Common Shares	2,400	9,400
Net Cash provided by Financing Activities	4,800	12,224
Increase (Decrease) in Cash and Cash Equivalents	(1,706)	5,494
Cash and Cash Equivalents at Beginning of Period	7,200	0
Cash and Cash Equivalents at End of Period	$ 5,494	$ 5,494
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

5 | Page

VIATECH CORP.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

VIATECH CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 22, 2011 and intends to provide interior design and architectural visualization, 3D rendering and architectural animation services. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on September 22, 2011 through September 30, 2012 the Company has accumulated losses of $8,230.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,230 as of September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At September 30, 2012 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the  United States of America requires management to make estimates and assumptions that affect the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6 | Page

VIATECH CORP.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Fiscal Periods

The Company's fiscal year end is March 31.

7 | Page

VIATECH CORP.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

NOTE 4 - STOCKHOLDER’S EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On March 29, 2012  the Company issued 7,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $7,000. In September 2012, Company issued 240,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $2,400.

As of September 30, 2012 the Company had 7,240,000 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

On March 29, 2012, a Director purchased 7,000,000 shares of common stock at a price of $0.001 per share for cash of $7,000.

The Director loaned $2,824 to the Company to pay for business expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 6- INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of $8,230 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

In October 2012, Company issued 1,780,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $17,800.

8 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Viatech Corp. was incorporated in the State of Nevada on September 22, 2011 and established a fiscal year end of March 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to provide interior design and architectural visualization, 3D rendering and architectural animation services. Working from sketches to fully detailed plans, we plan to create high detail, high quality three-dimensional renderings. Our images and animations can be used for design and planning, property sales, buildings, and the effective communication of concepts to clientele. Three-dimensional rendering and 3D modeling is accomplished by taking two-dimensional forms and giving them volume. Created with specialized software, the computer-generated images are used in a variety of fields including but not limited to architecture, science, geology and video games.

We have recently started our operation. As of today, we have developed our business plan, and executed a Professional Service Agreement with Petr Baroch, dated May 10, 2012 to create for him a complex interior design project of a residential building.

Our registration statement has been filed with the Securities and Exchange Commission on May 25, 2012 and has been declared effective on September 12, 2012.

RESULTS OF OPERATION

As of September 30, 2012, we had total assets of $5,494 and total liabilities of $4,324.  Since our inception to September 30, 2012, we have accumulated a deficit of $8,230.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended September 30, 2012 Compared to the period from Inception (September 22, 2011) to September 30, 2012

Our net loss for the six month period ended September 30, 2012 was $8,006 compared to a net loss of $8,230 during the period from inception (September 22, 2011) to September 30, 2012. During the six month period ended September 30, 2012, we  have not generated any revenues.

During the six month period ended September 30, 2012, we incurred  $8,006 in general and administrative expenses compared to $8,230 in general and administrative expenses incurred during the period from inception (September 22, 2011) to September 30, 2012. General and administrative and professional fee expenses incurred during the six month period ended September 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 7,006,557 for the six month period ended September 30, 2012.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012

As at September 30, 2012 our current assets were $5,494 compared to $7,200 in current assets at March 31, 2012. As at September 30, 2012, our current liabilities were $4,324.

Stockholders’ equity decreased from $6,776 as of March 31, 2012 to $1,170 as of September 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2012, net cash flows used in operating activities was $6,506, consisting of a net loss of $8,006 and accounts payable of $1,500. Net cash flows used in operating activities was $6,730 for the period from inception (September 22, 2011) to September 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the six month period ended September 30, 2012, cash provided by financing activities was $4,800 which was received from proceeds from issuance of common stock and loans from director. For the period from inception (September 22, 2011) to September 30, 2012, net cash provided by financing activities was $12,224 received from proceeds from issuance of common stock and advance from the director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from our sole officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

10 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4 (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

11 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

12 | Page

ITEM 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIATECH CORP.
Dated: November 19, 2012	By: /s/ Viatcheslav Gelshteyn
Viatcheslav Gelshteyn, President and Chief Executive Officer and Chief Financial Officer

13 | Page