Form 10-Q
period 2012-12-31
VIATECH CORP.
filed 2013-01-09
CIK 1546589

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 9, 2013
Common Stock, $0.001	9,020,000

1 | Page

VIATECH CORP.

Form 10-Q

2 | Page

VIATECH CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	DECEMBER 31, 2012 (Unaudited)	MARCH 31, 2012
ASSETS
Current Assets
Cash	$ 1,010	$ 7,200
Prepaid Expenses	6,391	-
Total Current Assets	7,401	7,200
TOTAL ASSETS	$ 7,401	$ 7,200
LIABILITIES
Accounts payable	-	-
Loans from Shareholders	4,824	424
TOTAL LIABILITIES	4,824	424
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 9,020,000 shares issued and outstanding (7,000,000 shares issued and outstanding as at March 31, 2012)	9,020	7,000
Additional paid-in capital	18,180	-
Deficit accumulated during the development stage	(24,623)	(224)
TOTAL STOCKHOLDER’S EQUITY	2,577	6,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 7,401	$ 7,200

See accompanying notes to financial statements

3 | Page

VIATECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	THREE MONTHS ENDED DECEMBER 31, 2012	NINE MONTHS ENDED DECEMBER 31, 2012	FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO DECEMBER 31, 2012
REVENUE	$ 0	$ 0	$ 0
TOTAL REVENUE	0	0	0
EXPENSES
General & Administrative Expenses	16,393	24,399	24,623
TOTAL EXPENSES	16,393	24,399	24,623
NET LOSS FROM OPERATIONS	(16,393)	(24,399)	(24,623)
PROVISION FOR INCOME TAXES			0
NET LOSS	$ (16,393)	$ (24,399)	$ (24,623)
NET LOSS PER SHARE: BASIC AND DILUTED	0	0	0
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,754,565	7,883,804

See accompanying notes to financial statements

4 | Page

VIATECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	NINE MONTHS ENDED DECEMBER 31, 2012	FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO DECEMBER 31, 2012
Cash Flows from Operating Activities
Net Income (Loss)	$ (24,399)	$ (24,623)
Increase (Decrease) in Operating Liabilities:
Prepaid expenses	(6,391)	(6,391)
Net Cash (used in) Operating Activities	(30,790)	(31,014)
Cash Flows from Financing Activities
Loans from Shareholders	4,400	4,824
Sale of Common Shares	20,200	27,200
Net Cash provided by Financing Activities	24,600	32,024
Increase (Decrease) in Cash and Cash Equivalents	(6,190)	1,010
Cash and Cash Equivalents at Beginning of Period	7,200	0
Cash and Cash Equivalents at End of Period	$ 1,010	$ 1,010
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

5 | Page

VIATECH CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

(Unaudited)

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

VIATECH CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 22, 2011 and intends to provide interior design and architectural visualization, 3D rendering and architectural animation services. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on September 22, 2011 through December 31, 2012 the Company has accumulated losses of $24,623.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $24,623 as of December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At December 31, 2012 the Company's bank deposits did not exceed the insured amounts.

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

December 31, 2012

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

7 | Page

VIATECH CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

(Unaudited)

NOTE 4 - STOCKHOLDER’S EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On March 29, 2012  the Company issued 7,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $7,000. In September and October 2012, Company issued 2,020,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $20,200.

As of December 31, 2012 the Company had 9,020,000 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

On March 29, 2012, a Director purchased 7,000,000 shares of common stock at a price of $0.001 per share for cash of $7,000.

The Director loaned $4,824 to the Company to pay for business expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 6- INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of $24,623 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATION

As of December 31, 2012, we had total assets of $7,401 and total liabilities of $4,824.  Since our inception to December 31, 2012, we have accumulated a deficit of $24,623.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended December 31, 2012 Compared to the period from Inception (September 22, 2011) to December 31, 2012

Our net loss for the nine month period ended December 31, 2012 was $24,399 compared to a net loss of $24,623 during the period from inception (September 22, 2011) to December 31, 2012. During the nine month period ended December 31, 2012, we  have not generated any revenues.

During the nine month period ended December 31, 2012, we incurred  $24,399 in general and administrative expenses compared to $24,623 in general and administrative expenses incurred during the period from inception (September 22, 2011) to December 31, 2012. General and administrative and professional fee expenses incurred during the nine month period ended December 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 7,883,804 for the nine month period ended December 31, 2012.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012

As at December 31, 2012 our current assets were $7,401 compared to $7,200 in current assets at March 31, 2012. As at December 31, 2012, our current liabilities were $4,824.

Stockholders’ equity decreased from $6,776 as of March 31, 2012 to $2,577 as of December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2012, net cash flows used in operating activities was $30,790, consisting of a net loss of $24,399 and prepaid expenses of $1,500. Net cash flows used in operating activities was $31,014 for the period from inception (September 22, 2011) to December 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the nine month period ended December 31, 2012, cash provided by financing activities was $24,600 which was received from proceeds from issuance of common stock and loans from director. For the period from inception (September 22, 2011) to December 31, 2012, net cash provided by financing activities was $32,024  received from proceeds from issuance of common stock and advance from the director.

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

VIATECH CORP.
Dated: January 9, 2013	By: /s/ Viatcheslav Gelshteyn
Viatcheslav Gelshteyn, President and Chief Executive Officer and Chief Financial Officer

13 | Page