Form 10-K
period 2013-03-31
Gray Fox Petroleum Corp.
filed 2013-06-24
CIK 1546589

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

Commission File No. 333-181683

GRAY FOX PETROLEUM CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	99-0373721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 600, Dallas, Texas 75219

(Address of Principal Executive Offices)

(214) 665-9564

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒   No ☐

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2012 was $2,400, based on 1,920,000 shares at $0.00125 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates of the registrant. Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

As of June 20, 2013, the issuer had 34,560,000 shares of $0.001 par value common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate and competition within our chosen industry. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to publicly announce revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

For a detailed description of factors that could cause actual results to differ materially from those expressed in any “forward-looking” statement, please see “Risk Factors” in this document.

In this Form 10-K references to “the Company”, “we,” “us,” and “our” refer to GRAY FOX PETROLEUM CORP.

PART I

ITEM 1. BUSINESS

Gray Fox Petroleum Corp. (formerly Viatech Corp.) (the “Company” or “we”) was incorporated in the State of Nevada on September 22, 2011. The Company was formed to provide interior design and architectural visualization, 3D rendering and architectural animation services. On May 31, 2013, however, the Company abandoned its plans to enter into the interior design and architectural visualization business and the majority stockholder sold his interest in the Company.

On May 31, 2013, the then majority stockholder, Viatcheslav Gelshetyen entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshetyen sold 7,000,000 shares of common stock of the Company to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company in consideration for $50,000 in cash from Mr. Pemble. This transaction is referred to as the “Change in Control.” As a result of the Change in Control, Mr. Gelshetyen no longer owns any shares of the Company’s common stock and, as of May 31, 2013, Mr. Pemble held approximately 78% of the issued and outstanding shares. As part of this Change in Control, Mr. Gelshetyen resigned his positions as the sole director and officer of the Company and Mr. Pemble was appointed as the Company’s sole director and as its Chief Executive Officer, President, Treasurer and Secretary. On June 5, 2013, the board of directors approved the dismissal of Ronald R. Chadwick, P.C. as its independent auditory and appointed M&K CPAS, LLC as its new independent auditor.

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 4,700,000 shares of common stock held by Mr. Pemble. As a result of this redemption, Mr. Pemble’s shareholdings decreased from 7,000,000 shares to 2,300,000 shares, which share amount represented approximately 53% of the total shares issued and outstanding.

On June 7, 2013, the Company notified the Financial Industry Regulatory Authority (“FINRA”) of its intention to change its name to “Gray Fox Petroleum Corp.” and to conduct a forward stock split of the issued and outstanding shares of the Company’s common stock whereby each outstanding share of common stock will be exchanged for eight new shares of common stock. On June 18, 2013, FINRA confirmed its approval of the forward stock split and name change. On June 20, 2013, the Company effected the stock split, which increased the issued and outstanding shares of Common Stock from 4,320,000 shares to 34,560,000 shares. The Company’s stockholders will be given new certificates reflecting the shares issued in the stock split upon surrender of their existing stock certificates to the Company’s transfer agent.

The Company intends to explore alternative business opportunities within the oil & gas industry.

We are a development stage company that has no material business operations at this time. Our operations to date have been devoted primarily to startup and development activities, which included the formation of the Company, development of our business plan and website, along with the registration of shares of our common stock with the Securities and Exchange Commission (“SEC”) and the listing on shares of our common stock for trading on the Over the Counter Bulletin Board of the FINRA (“OTCBB”) under the symbol “VTCH.” In connection with the Change of Control and name change, on July 19, 2013, our ticker symbol on the OTCBB was changed to from VTCH to GFOX.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our common stock might facilitate our efforts to attract additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts, and we believe that it is unlikely that we will be able to obtain any significant investment capital prior to establishing a new business plan for the Company.

Since the Company’s inception on September 22, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $31,236.

Our Officer and Directors do not receive compensation for the services they provide in those capacities.

As of June 20, 2013, the Company had 34,560,000 shares of $0.001 par value common stock (“Common Stock”) issued and outstanding and no preferred shares issued or outstanding.

Our administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219.

Our fiscal year end is March 31.

EMPLOYEES

We have no full time employees. Lawrence Pemble, our sole officer and director, has agreed to serve in those capacities on a part-time basis, without compensation. See Item 10, Directors, Executive Officers and Corporate Governance.

AVAILABLE INFORMATION – REPORTS TO SECURITY HOLDERS

We file annual, quarterly and current reports, proxy statements and other information electronically with the SEC. We do not currently have a website address; however, we will make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC to any person who requests copies of such reports. To receive copies of these filings, please send a written request for such filings to the Company at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219, Attn: Chief Executive Officer. These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. If you decide to buy our Common Stock, you should be able to afford a complete loss of your investment.

Risks related to our Business:

We need to continue as a going concern if our business is to succeed. If we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the year ended March 31, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

As a start-up or development stage company, an investment in the Company is considered a high risk investment and investors who choose to invest could lose their entire investment.

We have not yet commenced operations and, therefore, we are considered a "start-up" or "development stage" company. We own no assets and have no employees. We will incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses. We cannot assure you that we will develop a business plan, and if developed, that it will prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

Our lack of any operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We do not have any material operating history, which makes it impossible to evaluate our business on the basis of historical operations. Furthermore, the Company has abandoned its original business plan and is still in the process of selecting a new direction for the Company’s business. Therefore, our business carries both known and unknown risks. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any material operating history.

If we do not obtain additional financing, our business will fail.

We do not have a significant amount of operating funds, and therefore we will need to obtain additional financing in order to continue our business, regardless of the business plan our management ultimately decides to pursue. We currently do not have any operations and we have no income.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. The only other anticipated alternative for the financing of furthering our business model would be the sale of a partial interest in our company to a third party in exchange for cash, which is not presently contemplated.

The Company recently underwent a change in management.

The Company underwent a Change in Control, and Viatcheslav Gelshteyn, our founder and prior sole executive officer, resigned from his position as an executive officer. Lawrence Pemble, who replaced Mr. Gelshteyn as sole executive officer of the Company, was not previously an employee of or otherwise involved in the management of the Company. Mr. Pemble replaced Mr. Gelshteyn as sole director in connection with the Change in Control on May 31, 2013.

Our business will rely heavily upon our key employee, Mr. Lawrence Pemble.

We have been heavily dependent upon the expertise and management of Mr. Lawrence Pemble, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Pemble’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing operations. We currently do not maintain key man life insurance on Mr. Pemble. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, disability or death.

Our future growth may require recruitment of qualified employees.

In the event of our future growth, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our sole officer. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

Our majority stockholder has the ability to significantly influence any matters to be decided by the stockholders.

Mr. Pemble currently owns approximately 53% of our Common Stock. As a result, he can determine the outcome of any corporate matter that requires the approval of the holders of a majority of the shares of our Common Stock, including the election of directors, a merger or acquisition.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would need to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal 2014 operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

Risks related to our Common Stock:

The market price of our Common Stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

▪	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities;
▪	announcements of new acquisitions, expansions or other business initiatives by us or our potential competitors;
▪	our ability to take advantage of new acquisitions, expansions or other business initiatives;
▪	quarterly variations in our revenues and operating expenses;
▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;
▪	challenges associated with timely SEC filings;
▪	illiquidity and lack of marketability from not being listed for quotation on a securities exchange;
▪	changes in the accounting methods used in or otherwise affecting our industry;
▪	additions and departures of key personnel;
▪	announcements of technological innovations or new products;
▪	fluctuations in interest rates and the availability of capital in the capital markets; and
▪	significant sales of our Common Stock, including sales by selling stockholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and our results of operations and financial condition.

The trading price of our Common Stock may entail additional regulatory requirements, which may negatively affect such trading price.

The trading price of our Common Stock has been and may continue to be below $5.00 per share. As a result of this price level, trading in our Common Stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock. As a consequence, the market liquidity of our Common Stock could be severely affected or limited by these regulatory requirements.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their Common Stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our Common Stock.

We may issue additional stock without stockholder consent.

Our board of directors, consisting solely of our CEO, Mr. Lawrence Pemble, has authority, without action or vote of the stockholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing stockholders.

Our operating results will fluctuate significantly, and these fluctuations may cause the price of our Common Stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the expansion of our operations, capital expenditures that we expect to incur, the prices of products and services, and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our Common Stock may decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. The lease period is from June 1, 2013 to May 31, 2014 with total rents of $1,347 during that period.

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Since May 25, 2012, shares of our Common Stock have been quoted on the OTCBB under the symbol “VTCH.” In connection with the Change of Control and name change, on July 19, 2013, our ticker symbol on the OTCBB was changed to from VTCH to GFOX. There is no established trading market for our shares and there has been no trading activity for shares of our Common Stock. Accordingly, there are no high and low bids for the Common Stock.

As of June 20, 2013, there were approximately 27 record holders of our Common Stock, according to the books of our transfer agent. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks. As of June 20, 2013, there were 34,560,000 shares of Common Stock outstanding on record. Island Stock Transfer Company (telephone: (727) 289-0010; facsimile: (727) 289-0069) is the registrar and transfer agent for our common stock.

Dividends

The Company has not declared or paid cash dividends since its inception on September 22, 2011 and has no current plans to pay any cash dividends on our common stock for the foreseeable future. To the extent we have earnings; we intend to retain such earnings for future operations and to finance the growth of the business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our ability to comply with the Nevada statutes, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no stock option plans or other types of equity compensation program and have no plans to establish any such plans in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by Issuer

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

OVERVIEW AND OUTLOOK

We were originally formed to provide interior design and architectural visualization, 3D rendering and architectural animation services. On May 31, 2013, however, the Company abandoned its plans to enter into the interior design and architectural visualization business and the majority stockholder sold his interest in the Company.

On May 31, 2013, the then majority stockholder, Viatcheslav Gelshetyen entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshetyen sold 7,000,000 shares of common stock of the Company to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company in consideration for $50,000 in cash from Mr. Pemble. As a result of the Change in Control, Mr. Gelshetyen no longer owns any shares of the Company’s common stock and, as of May 31, 2013, Mr. Pemble held approximately 78% of the issued and outstanding shares. As part of this Change in Control, Mr. Gelshetyen resigned his positions as the sole director and officer of the Company and Mr. Pemble was appointed as the Company’s sole director and as its Chief Executive Officer, President, Treasurer and Secretary. On June 5, 2013, the board of directors approved the dismissal of Ronald R. Chadwick, P.C. as its independent auditory and appointed M&K CPAS, LLC as its new independent auditor.

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 4,700,000 shares of common stock held by Mr. Pemble. As a result of this redemption, Mr. Pemble’s shareholdings decreased from 7,000,000 shares to 2,300,000 shares, which share amount represented approximately 53% of the total shares issued and outstanding.

On June 7, 2013, the Company notified the FINRA of its intention to change its name to “Gray Fox Petroleum Corp.” and to conduct a forward stock split of the issued and outstanding shares of the Company’s common stock whereby each outstanding share of common stock will be exchanged for eight new shares of common stock. On June 18, 2013, FINRA confirmed its approval of the forward stock split and name change. On June 20, 2013, the Company effected the stock split, which increased the issued and outstanding shares of Common Stock from 4,320,000 shares to 34,560,000 shares. The Company’s stockholders will be given new certificates reflecting the shares issued in the stock split upon surrender of their existing stock certificates to the Company’s transfer agent.

We were incorporated in the State of Nevada on September 22, 2011. Our principal administrative office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our telephone number is (214) 665-9564. Our fiscal year end is March 31. On June 7, 2013, the Company changed its name to “Gray Fox Petroleum Corp.”

We are currently a development stage company evaluating alternative business opportunities and intend to explore alternative business opportunities within the oil & gas industry, but we have not entered into any agreements regarding such business opportunities. We have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and listing our Common Stock on the OTCBB under the symbol, “VTCH”. In connection with the Change of Control and name change, on July 19, 2013, our ticker symbol on the OTCBB was changed to from VTCH to GFOX. The Company is still evaluating potential business opportunities, but currently engages in no actual business operations.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Since the Company’s inception on September 22, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $31,236.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our Common Stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our estimates, including those for the above-described items, are reasonable.

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on a fiscal year ending on March 31, 2013 and the period from September 22, 2011 (inception) to March 31, 2012. We have summarized our most significant accounting policies.

Development Stage Company

The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception (September 22, 2011) to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand for the periods presented herein.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at September 22, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company hasn’t had any compensation expense related to stock based compensation for the year ended March 31, 2013 or the period from September 22, 2011 (inception) to March 31, 2012.

Revenue Recognition

Revenue is recognized at the time of sale if collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Sales have not yet commenced.

Advertising and Promotion

All costs associated with advertising and promotions are expensed as incurred. The Company hasn’t had any advertising and promotion expenses for the year ended March 31, 2013 or the period from September 22, 2011 (inception) to March 31, 2012.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2013 AND THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO MARCH 31, 2012:

		For the
		Period from
	For the	September 22, 2011
	Year Ended	(inception) to	Increase /
	March 31, 2013	March 31, 2012	(Decrease)
Revenues	$–	$–	$–

General and Administrative	19,726	224	19,502
Professional Fees	10,972	–	10,972

Total Operating Expenses	30,698	224	30,474

Net Operating (Loss)	(30,698)	(224)	30,474

Total Other Income (Expense)	(314)	–	314

Net (Loss)	$(31,012)	$(224)	$30,788

Revenues:

The Company was established on September 22, 2011 and is in the development stage and had no revenues or operations during the year ended March 31, 2013 and the period from September 22, 2011 (inception) to March 31, 2012.

General and Administrative:

General and administrative expense was $19,726 for the year ended March 31, 2013 compared to $224 for the period from September 22, 2011 (inception) to March 31, 2012, an increase of $19,502 or approximately 8,706%. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with getting our stock traded on the OTCBB. The increase in general and administrative expense for the year ended March 31, 2013 compared to the period from September 22, 2011 (inception) to March 31, 2012 was primarily due to fees incurred in fiscal year 2013 in connection with the listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent that were not incurred in the comparative period from September 22, 2011 (inception) to March 31, 2012.

Professional Fees:

Professional fees expense was $10,972 for the year ended March 31, 2013 compared to $-0- for the period from September 22, 2011 (inception) to March 31, 2012, an increase of $10,972, or approximately 100%. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense for the year ended March 31, 2013 compared to the period from September 22, 2011 (inception) to March 31, 2012 was primarily due to increased legal and audit fees related to our SEC filing costs that were incurred during the year ended March 31, 2013.

Net Operating Loss:

Net operating loss for the year ended March 31, 2013 was $30,698, or ($0.00) per share, compared to a net operating loss of $224, or ($0.00) per share, for the period from September 22, 2011 (inception) to March 31, 2012, an increase of $30,474 or 13,604%. Net operating loss increased primarily due to fees incurred in fiscal year 2013 in connection with the listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, that were not incurred in the comparative period from September 22, 2011 (inception) to March 31, 2012.

Other Expense:

Other expense was $314 for the year ended March 31, 2013 compared to $-0- for the period from September 22, 2011 (inception) to March 31, 2012, an increase of $314, or approximately 100%. Other expenses consisted of imputed interest expense on related party debts. The increase in other expense for the year ended March 31, 2013 compared to the period from September 22, 2011 (inception) to March 31, 2012 was primarily due to increased interest expense on short term debt financing resulting from recording interest payable on loans from our previous stockholder.

Net Loss:

Net loss for the year ended March 31, 2013 was $31,012, or ($0.00) per share, compared to a net loss of $224, or ($0.00) per share, for the period from September 22, 2011 (inception) to March 31, 2012, an increase of $30,788 or 13,745%. Net loss increased primarily due to fees incurred in fiscal year 2013 in connection with the listing of our Common Stock on OTCBB and with establishing an account with our transfer agent, legal and audit fees related to our SEC filing costs and imputed interest expense on related party debts that were incurred in the year ended March 31, 2013, which were not incurred during the period from September 22, 2011 (inception) to March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2013 compared to March 31, 2012.

	March 31,	March 31,
	2013	2012
Total Assets	$4,874	$7,200

Accumulated (Deficit)	$(31,236)	$(224)

Stockholders’ Equity (Deficit)	$(3,722)	$6,776

Working Capital (Deficit)	$(3,722)	$6,776

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At March 31, 2013, we had a negative working capital position of $(3,722). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have capital expenditure and working capital needs in excess of the cash flow from our operations and borrowing capacity and we do not currently have the liquidity or capital resources to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity. We maintain an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, we will need to substantially increase revenues from their current levels in order to achieve operating profitability. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

Debt Instruments, Guarantees, and Related Covenants

The Company received unsecured loans to fund operations in the amount of $7,700 and $424 during the year ended March 31, 2013 and the period from September 22, 2011 (inception) to March 31, 2012, respectively. The unsecured loans form our former CEO, Viatcheslav Gelshteyn, were non-interest bearing and were due on demand. On May 31, 2013, Mr. Gelshteyn forgave these loans in connection with the Change in Control.

Sales of Common Stock

On various dates from September 25, 2012 through October 17, 2012, the Company sold a total of 16,160,000 shares of the Company’s Common Stock, as adjusted for an 8:1 stock split completed on June 20, 2013, at an adjusted price of $0.00125 per share in exchange for total proceeds of $20,200.

On March 29, 2012, our former CEO, Viatcheslav Gelshteyn, purchased 56,000,000 shares of Common Stock, as adjusted for an 8:1 stock split completed on June 20, 2013, at an adjusted price of $0.000125 per share in exchange for proceeds of $7,000.

We anticipate that we may incur operating losses in the next twelve months. Our revenues are not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

As of March 31, 2013, our balance of cash on hand was $447. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

Off-balance sheet arrangements.

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this item..

ITEM 8. FINANCIAL STATEMENTS

Index to Financial Statements

Report of Independent Registered Public Accounting Firm for the year ended March 31, 2013	F-1

Report of Independent Registered Public Accounting Firm for the period from September 22, 2011 (inception) to March 31, 2012	F-2

Balance Sheets as of March 31, 2013 and 2012	F-3

Statements of Operations for the year ended March 31, 2013 and the period from September 22, 2011 (inception) to March 31, 2012, and the period from September 22, 2011 (inception) to March 31, 2013	F-4

Statement of Stockholders' Equity (Deficit) for the period from September 22, 2011 (inception) to March 31, 2013	F-5

Statements of Cash Flow for the year ended March 31, 2013 and the period from September 22, 2011 (inception) to March 31, 2012, and the period from September 22, 2011 (inception) to March 31, 2013.	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GRAY FOX PETROLEUM CORP. (formerly Viatech Corp.)

(A Development Stage Company)

We have audited the accompanying balance sheet of GRAY FOX PETROLEUM CORP. (formerly Viatech Corp.) (A Development Stage Company) as of March 31, 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. The financial statements for the period ended March 31, 2012 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from September 22, 2011 (inception) to March 31, 2013, insofar as it relates to amounts for prior periods through March 31, 2012, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gray Fox Petroleum Corp. (formerly Viatech Corp.) as of March 31, 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 21, 2013

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Viatech Corp.

Henderson, Nevada

I have audited the accompanying balance sheet of Viatech Corp. (a development stage company) as of March 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the period from September 22, 2011 (inception) through March 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viatech Corp. as of March 31, 2012, and the results of its operations and its cash flows for the period from September 22, 2011 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.

May 2, 2012	RONALD R. CHADWICK, P.C.

GRAY FOX PETROLEUM CORP. (Formerly Viatech Corp.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31,	March 31,
	2013	2012
ASSETS

Current assets:
Cash	$447	$7,200
Prepaid expenses	4,427	–
Total current assets	4,874	7,200

Total assets	$4,874	$7,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$472	$–
Notes payable, related party	8,124	424
Total current liabilities	8,596	424

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized, 72,160,000 and 56,000,000 shares issued and outstanding at March 31, 2013 and 2012, respectively	72,160	56,000
Additional paid in capital	(44,646)	(49,000)
(Deficit) accumulated during development stage	(31,236)	(224)
Total stockholders' equity (deficit)	(3,722)	6,776

Total liabilities and stockholders' equity (deficit)	$4,874	$7,200

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP. (Formerly Viatech Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the	September 22, 2011	September 22, 2011
	Year Ended	(inception) to	(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$–	$–	$–

Operating expenses:
General and administrative	19,726	224	19,950
Professional fees	10,972	–	10,972
Total operating expenses	30,698	224	30,922

Net operating loss	(30,698)	(224)	(30,922)

Other expense:
Interest expense	(314)	–	(314)
Total other expenses	(314)	–	(314)

Net loss	$(31,012)	$(224)	$(31,236)

Weighted average number of common shares outstanding - basic and fully diluted	63,548,932	875,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP. (Formerly Viatech Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, September 22, 2011 (inception)	–	$–	$–	$–	$–

Common stock sold to founders at $0.000125 per share	56,000,000	56,000	(49,000)	–	7,000

Net loss from September 22, 2011 to March 31, 2012	–	–	–	(224)	(224)

Balance, March 31, 2012	56,000,000	$56,000	$(49,000)	$(224)	$6,776

Imputed interest on non-interest bearing related party debts	–	–	314	–	314

Common stock sold at $0.00125 per share	16,160,000	16,160	4,040	–	20,200

Net loss for the year ended March 31, 2013	–	–	–	(31,012)	(31,012)

Balance, March 31, 2013	72,160,000	$72,160	$(44,646)	$(31,236)	$(3,722)

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP. (Formerly Viatech Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the	September 22, 2011	September 22, 2011
	Year Ended	(inception) to	(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(31,012)	$(224)	$(31,236)
Adjustments to reconcile net loss
to net cash used in operating activities:
Imputed interest on non-interest bearing related party debts	314	–	314
Decrease (increase) in assets:
Prepaid expenses	(4,427)	–	(4,427)
Increase (decrease) in liabilities:
Accounts payable	472	–	472
Net cash used in operating activities	(34,653)	(224)	(34,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	7,700	424	8,124
Proceeds from the sale of common stock	20,200	7,000	27,200
Net cash provided by financing activities	27,900	7,424	35,324

NET CHANGE IN CASH	(6,753)	7,200	447
CASH AT BEGINNING OF PERIOD	7,200	–	–

CASH AT END OF PERIOD	$447	$7,200	$447

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

(Formerly Viatech Corp.)

(A Development Stage Company)

Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Gray Fox Petroleum Corp., (formerly Viatech Corp.) (“the Company”) was incorporated in the state of Nevada on September 22, 2011 (“Inception”). The Company was formed to provide interior design and architectural visualization, 3D rendering and architectural animation services. On May 31, 2013, however, the Company abandoned its plans to enter into the interior design and architectural visualization business and the majority shareholder sold his interest in the Company. On June 7, 2013, new management changed the name to “Gray Fox Petroleum Corp.” and intends to explore alternative business opportunities within the oil & gas industry, but the Company has not entered into any agreements regarding such business opportunities.

Basis of Presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and is stated in US currency have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

The Company has adopted a fiscal year end of March 31.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Development Stage Company

The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception (September 22, 2011) to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand for the periods presented herein.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

GRAY FOX PETROLEUM CORP.

(Formerly Viatech Corp.)

(A Development Stage Company)

Notes to Financial Statements

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at September 22, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company hasn’t had any compensation expense related to stock based compensation for the year ended March 31, 2013 or the period from September 22, 2011 (inception) to March 31, 2012.

Revenue Recognition

Revenue is recognized at the time of sale if collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Sales have not yet commenced.

Advertising and Promotion

All costs associated with advertising and promotions are expensed as incurred. The Company hasn’t had any advertising and promotion expenses for the year ended March 31, 2013 or the period from September 22, 2011 (inception) to March 31, 2012.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

GRAY FOX PETROLEUM CORP.

(Formerly Viatech Corp.)

(A Development Stage Company)

Notes to Financial Statements

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

GRAY FOX PETROLEUM CORP.

(Formerly Viatech Corp.)

(A Development Stage Company)

Notes to Financial Statements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $31,236, had negative working capital of $3,722 and used net cash in operating activities of $34,877 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party

Notes Payable

The Company has received short term loans from Officers as disclosed in Note 5 below.

Common Stock

On March 29, 2012, our former CEO, Viatcheslav Gelshteyn, purchased 56,000,000 shares of common stock, as adjusted for an 8:1 stock split completed on June 20, 2013, at an adjusted price of $0.000125 per share in exchange for proceeds of $7,000.

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at September 22, 2011. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

GRAY FOX PETROLEUM CORP.

(Formerly Viatech Corp.)

(A Development Stage Company)

Notes to Financial Statements

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2013 and 2012, respectively:

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
Notes payable, related party	–	8,124	–
Total liabilities	–	8,124	–
	$–	$(8,124)	$–

	Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
Notes payable, related party	–	424	–
Total liabilities	–	424	–
	$–	$(424)	$–

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the year ended March 31, 2013 or the period from September 22, 2011 (inception) to March 31, 2012.

GRAY FOX PETROLEUM CORP.

(Formerly Viatech Corp.)

(A Development Stage Company)

Notes to Financial Statements

Note 5 – Notes Payable, Related Party

Notes payable, related party consists of the following at March 31, 2013 and 2012, respectively:

	March 31,	March 31,
	2013	2012

On various dates, the Company received unsecured, non-interest bearing loans, due on demand from the Company’s former CEO, Viatcheslav Gelshteyn. On May 31, 2013, commensurate with the change in control and sale of Mr. Gelshteyn’s holdings in the Company, the total unpaid loan balance of $8,363 was forgiven by the lender and contributed to capital.	$8,124	$424

Total notes payable, related party	8,124	424
Less: current portion	8,124	424
Notes payable, related party, less current portion	$–	$–

The Company recorded imputed interest expense in the amount of $314 and $-0- for the for the year ended March 31, 2013 and the period from September 22, 2011 (inception) to March 31, 2012, respectively related to notes payable, related party.

Note 6 – Stockholders’ Equity

The Company has authorized 75,000,000 shares of $0.001 par value common stock.

On June 7, 2013, Lawrence Pemble, the sole director of the Company, adopted resolutions to approve an 8:1 stock split for stockholders of record as of June 20, 2013. The resulting stock split increased the Company’s issued and outstanding shares from 4,320,000 to 34,560,000 shares. The common stock split has been applied retrospectively as presented in these financial statements and all related disclosures.

Common Stock Issuances

On various dates from October 1, 2012 through October 17, 2012, the Company sold a total of 14,240,000 shares of the Company’s common stock at $0.00125 per share amongst a total of twenty one (21) independent investors in exchange for total proceeds of $17,800.

On various dates from September 25, 2012 through September 27, 2012, the Company sold a total of 1,920,000 shares of the Company’s common stock at $0.00125 per share amongst a total of four (4) independent investors in exchange for total proceeds of $2,400.

On March 29, 2012, our former CEO, Viatcheslav Gelshteyn, purchased 56,000,000 shares of common stock, as adjusted for an 8:1 stock split completed on June 20, 2013, at an adjusted price of $0.000125 per share in exchange for proceeds of $7,000.

Contributed Capital

On March 31, 2013, a total of $314 of imputed interest related to loans from our former CEO, based on the Company’s estimated borrowing rate of 8%, was expensed and contributed to capital.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the year ended March 31, 2013 and the period from September 22, 2011 (inception) to March 31, 2012, respectively, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2013 and March 31, 2012, the Company had approximately $31,236 and $224 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

GRAY FOX PETROLEUM CORP.

(Formerly Viatech Corp.)

(A Development Stage Company)

Notes to Financial Statements

The components of the Company’s deferred tax asset are as follows:

	March 31,	March 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$31,236	$224

Net deferred tax assets before valuation allowance	$10,933	$78
Less: Valuation allowance	(10,933)	(78)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2013 and 2012, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,		March 31,
	2013		2012

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 8 – Subsequent Events

On May 31, 2013, the then majority stockholder, Viatcheslav Gelshetyen entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshetyen sold 7,000,000 shares of common stock of the Company to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company in consideration for $50,000 in cash from Mr. Pemble. This transaction is referred to as the “Change in Control.” As a result of the Change in Control, Mr. Gelshetyen no longer owns any shares of the Company’s common stock and, as of May 31, 2013, Mr. Pemble held approximately 78% of the issued and outstanding shares. As part of this Change in Control, Mr. Gelshetyen resigned his positions as the sole director and officer of the Company and Mr. Pemble was appointed as the Company’s sole director and as its Chief Executive Officer, President, Treasurer and Secretary. On June 5, 2013, the board of directors approved the dismissal of Ronald R. Chadwick, P.C. as its independent auditory and appointed M&K CPAS, LLC as its new independent auditor.

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 4,700,000 shares of common stock held by Mr. Pemble. As a result of this redemption, Mr. Pemble’s shareholdings decreased from 7,000,000 shares to 2,300,000 shares, which share amount represented approximately 53% of the total shares issued and outstanding.

On June 7, 2013, the Company notified the Financial Industry Regulatory Authority (“FINRA”) of its intention to change its name to “Gray Fox Petroleum Corp.” and to conduct a forward stock split of the issued and outstanding shares of the Company’s common stock whereby each outstanding share of common stock will be exchanged for eight new shares of common stock. On June 18, 2013, FINRA confirmed its approval of the forward stock split and name change. On June 20, 2013, the Company effected the stock split, which increased the issued and outstanding shares of Common Stock from 4,320,000 shares to 34,560,000 shares. The Company’s stockholders will be given new certificates reflecting the shares issued in the stock split upon surrender of their existing stock certificates to the Company’s transfer agent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 5, 2013, Lawrence Pemble, the sole officer and director of the Company, approved the dismissal of Ronald R. Chadwick, P.C. ("Ronald R. Chadwick") as our independent auditor, effective immediately, and notified them of such dismissal. On June 7, 2013, Ronald R. Chadwick resigned as the auditor of the Company. Concurrent with the decision to dismiss Ronald R. Chadwick as our independent auditor, the sole officer and director of the Company appointed M&K CPAS, PLLC (“M&K”) as our independent auditor.

Ronald R. Chadwick was engaged on, or around May 7, 2012.

Ronald R. Chadwick’s report on the financial statements of the Company for the period from inception (September 22, 2011) through March 31, 2012, and any later interim period, including the interim period up to and including the date the relationship with Ronald R. Chadwick ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

In connection with the audit of the Company's fiscal year ended March 31, 2013, and any later interim period, including the interim period up to and including the date the relationship with Ronald R. Chadwick ceased, there were no disagreements between Ronald R. Chadwick and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ronald R. Chadwick would have caused Ronald R. Chadwick to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as provided in Item 304(a)(1)(iv) of Regulation S-K during the Company's fiscal year ended March 31, 2013 and the period from inception (September 22, 2011) through March 31, 2012, and any later interim period, including the interim period up to and including the date the relationship with Ronald R. Chadwick ceased.

The Company has authorized Ronald R. Chadwick to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that Ronald R. Chadwick review the disclosure and Ronald R. Chadwick has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is incorporated by reference as an exhibit to the Company’s Form 8-K as filed with the SEC on June 10, 2013.

The Company has not previously consulted with M&K CPAS regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(iv) of Regulation S-K) during the Company's fiscal year ended March 31, 2013, and any later interim period, including the interim period up to and including the date the relationship with Ronald R. Chadwick ceased. M&K CPAS has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). M&K CPAS did not furnish a letter to the Commission.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(e). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure because of the material weaknesses described below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act. Management, being our sole executive officer, Mr. Pemble, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

—	As of March 31, 2013, we did not maintain effective controls over financial reporting. Specifically segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

—	As of March 31, 2013, we did not maintain effective controls over financial reporting. Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

The Company intends to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. We intend to take measures to cure the aforementioned material weaknesses as resources become available, including, but not limited to, the following:

—	We intend to hire additional staff as resources become available to maintain proper segregation of duty; and

—	We intend to expand our Board of Directors and establish and audit committee as resources become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The sole director and officer of the Company is set forth below. The director will hold office until the next annual meeting of the stockholder or until his successor is duly elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors.

Name	Positions	Age
Lawrence Pemble	Director, Chief Executive Officer, President, Treasurer and Secretary	25

Lawrence Pemble: Lawrence Pemble, age 25, was appointed Chief Executive Officer, President, Treasurer and Secretary of the Company on May 31, 2013. Since 2012, Mr. Pemble has served with a British gold exploration company having concessions covering over 2,000 sq. km in Africa, where he leads operations from the initial grass roots phase through the advanced drilling stage. Prior to 2012, Mr. Pemble worked for a private equity firm where he conducted due diligence for mineral exploration projects in Africa. Mr. Pemble first became involved in the energy and mineral sector in 2010 during his role as a front line manager and project strategist for Europe’s largest energy company, Centrica. Mr. Pemble served as a Royal Marine from 2004 until 2010, and was commissioned as an Officer in 2006.

Term of Office

All directors have a term of office expiring at the next annual general meeting of the Company, unless reelected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company only has one director and officer, and no employees. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees, obtains additional officers and directors, and begins operations.

Board Committees

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its development stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Mr. Pemble does not qualify as an audit committee financial expert. The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

Legal Proceedings

No director or executive officer has appeared as a party in any legal proceeding material to an evaluation of his or ability or integrity during the past ten years.

ITEM 11. EXECUTIVE COMPENSATION

Since inception, we have paid no cash or non-cash executive compensation (including stock options or awards, perquisites, or deferred compensation plans), whatsoever, to the officers or directors. Following the date of this prospectus, our officers and directors will also continue not to receive any form of cash compensation from the Company until at least such time as we commence operations.

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the year ended March 31, 2013 and the period from September 22, 2011 (inception) to March 31, 2012:

Summary Compensation Table

Name and
Principal		Stock	Option	All Other	Total
Position	Year	Salary	Awards	Awards	Compensation	Compensation
Viatcheslav Gelshteyn, (1)	2013	$-0-	$-0-	$-0-	$-0-	$-0-
Former President/ Chief Executive Officer/ Secretary/Treasurer	2012(2)	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Gelshteyn resigned from his positions as President, Chief Executive Officer, Secretary, Treasurer and Director, which he had held since the Company’s inception on September 22, 2011 in connection with the Change in Control on May 31, 2013.
(2)	Consists of the shortened period from September 22, 2011 (inception) to March 31, 2012.

Option Grants since Inception until the Date of This Filing

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Outsanding Equity Awards at Fiscal Year-End

No equity awards have been granted since the Company’s inception and there are no equity awards outstanding as of March 31, 2013.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The members of the Board of Directors are not compensated by us for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

The table below summarizes the compensation that we paid to our director for the year ended March 31, 2013.

		Stock	Option	All Other
		Awards	Awards	Compensation	Total
Name	Year	($)	($)	($)	($)

Viatcheslav Gelshteyn (1)	2013	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Gelshteyn resigned from his positions as President, Chief Executive Officer, Secretary, Treasurer and Director, , which he had held since the Company’s inception on September 22, 2011, in connection with the Change in Control on May 31, 2013.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment agreements, or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by the Company, with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indemnification

We may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of June 20, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Gray Fox Petroleum, 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by such person.

		Shares	Percentage of
Title of Class	Name of Beneficial Owner	Beneficially Held (1)	Common Stock(2)
Officers and Directors:
Common Stock	Lawrence Pemble, Sole Director and Officer	18,400,000	53.2%
Executive Officers as a Group (1 person)		18,400,000	53.2%
5% or more Beneficial Owners (excluding Mr. Pemble):
Common Stock	None	–	–

(1)	As adjusted for an 8:1 stock split completed on June 20, 2013. The resulting stock split increased the Company’s issued and outstanding shares from 4,320,000 to 34,560,000 shares.

(2)	Based on 34,560,000 shares of our Common Stock issued and outstanding as of June 20, 2013.

Equity Compensation Plans

We have no stock option programs or other equity compensation programs and none are planned for the foreseeable future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between our interests and these other business interests.

Except as described below, there are no transactions since the inception of the Company, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Since inception on September 22, 2011, the Company has received unsecured loans to fund operations in the aggregate amount of $8,363 from our former CEO, Viatcheslav Gelshteyn These loans were non-interest bearing and were due on demand. On May 31, 2013, Mr. Gelshteyn forgave these loans in connection with the Change in Control.

Director Independence

Quotations for the Company’s Common Stock are entered on the OTCBB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in applicable listing standards of the NASDAQ Capital Market.

Under NASDAQ Equity Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Lawrence Pemble, is also the Company’s principal executive officer and, consequently, the Company does not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our former principal accountant, Ronald R. Chadwick, P.C., for services rendered during the fiscal year ended March 31, 2013 and the period from September 22, 2011 (inception) to March 31, 2012 are set forth in the table below. All such services were pre-approved by our board of directors.

	For the year ended	For the period from September 22, 2011 (inception) to
Fee Category	March 31, 2013	March 31, 2012
Audit Fees (1)	$7,750	$–
Audit-Related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–

(1)	Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. We have not established pre-approval policies and procedures and, consequently, all audit or non-audit related services must be approved in advance by the board of directors. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Amended and Restated Articles of Incorporation		8-K	06/07/13	X	06/11/13
3.3	Bylaws		S-1	05/25/12	X	05/25/12
10.1	Professional Service Agreement with Peter Baroch		S-1	05/25/12	X	05/25/12
10.2	Agreement for Redemption of Shares of Common Stock		8-K	06/07/13	X	06/11/13
10.3	Stock Purchase Agreement	X
16.1	Letter from Ronald R. Chadwick, P.C.		8-K	06/05/12	X	06/10/13
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a). promulgated under the Securities and Exchange Act of 1934, as amended	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Schema Document	X
101.CAL*	XBRL Calculation Linkbase Document	X
101.DEF*	XBRL Definition Linkbase Document	X
101.LAB*	XBRL Labels Linkbase Document	X
101.PRE*	XBRL Presentation Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY FOX PETROLEUM CORP.

By:	/ s / Lawrence Pemble
Lawrence Pemble Chief Executive Officer, President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Pemble	Chief Executive Officer, President, Treasurer and Secretary	June 24, 2013
Lawrence Pemble	(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Signature	Title	Date

/s/ Lawrence Pemble	Sole Director	June 24, 2013
Lawrence Pemble

