Form 10-Q
period 2013-06-30
Gray Fox Petroleum Corp.
filed 2013-07-25
CIK 1546589

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 333-181683

(Name of registrant as specified in its charter)

Nevada	99-0373721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 600, Dallas, Texas 75219

(Address of Principal Executive Offices)

(214) 665-9564

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 24, 2013, the issuer had 35,060,000 shares of common stock, par value $0.001, issued and outstanding.

GRAY FOX PETROLEUM CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

TABLE OF CONTENTS

	PART I- FINANCIAL INFORMATION	PAGE #

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2013 (Unaudited) and March 31, 2013	3
	Unaudited Condensed Statements of Operations for the Three Months ended June 30, 2013 and 2012, and the period from September 22, 2011 (Inception) to June 30, 2013	4
	Unaudited Statement of Stockholders’ Equity (Deficit)	5
	Unaudited Condensed Statements of Cash Flows for the Three Months ended June 30, 2013 and 2012, and the period from September 22, 2011 (Inception) to June 30, 2013	6
	Unaudited Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAY FOX PETROLEUM CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
ASSETS	(Unaudited)

Current assets:
Cash	$188	$447
Prepaid expenses	4,427	4,427
Total current assets	4,615	4,874

Total assets	$4,615	$4,874

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$27,601	$472
Accrued expenses, related party	10,186	–
Notes payable, related party	29,287	8,124
Total current liabilities	67,074	8,596

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized, 34,560,000 and 72,160,000 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	34,560	72,160
Additional paid in capital	1,317	(44,646)
(Deficit) accumulated during development stage	(98,336)	(31,236)
Total stockholders' equity (deficit)	(62,459)	(3,722)

Total liabilities and stockholders' equity (deficit)	$4,615	$4,874

See accompanying notes to financial statements.

GRAY FOX PETROLEUM CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		September 22, 2011
	Ended June 30,		(inception) to
	2013	2012	June 30, 2013

Revenue	$–	$–	$–

Operating expenses:
General and administrative	13,987	6,379	33,937
Officer salaries	10,000	–	10,000
Professional fees	42,927	–	53,899
Total operating expenses	66,914	6,379	97,836

Net operating loss	(66,914)	(6,379)	(97,836)

Other expense:
Interest expense	(186)	–	(500)
Total other expenses	(186)	–	(500)

Net loss	$(67,100)	$(6,379)	$(98,336)

Weighted average number of common shares outstanding - basic and fully diluted	63,896,264	56,000,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

GRAY FOX PETROLEUM CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	(Deficit) Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, September 22, 2011 (inception)	–	$–	$–	$–	$–

Common stock sold to founders at $0.000125 per share	56,000,000	56,000	(49,000)	–	7,000

Net loss from September 22, 2011 to March 31, 2012	–	–	–	(224)	(224)

Balance, March 31, 2012	56,000,000	$56,000	$(49,000)	$(224)	$6,776

Imputed interest on non-interest bearing related party debts	–	–	314	–	314

Common stock sold at $0.00125 per share	16,160,000	16,160	4,040	–	20,200

Net loss for the year ended March 31, 2013	–	–	–	(31,012)	(31,012)

Balance, March 31, 2013	72,160,000	$72,160	$(44,646)	$(31,236)	$(3,722)

Debt forgiveness on related party debt	–	–	8,363	–	8,363

Cancellation of shares, related party	(37,600,000)	(37,600)	37,600	–	–

Net loss for the three months ended June 30, 2013	–	–	–	(67,100)	(67,100)

Balance, June 30, 2013 (Unaudited)	34,560,000	$34,560	$1,317	$(98,336)	$(62,459)

See accompanying notes to financial statements.

GRAY FOX PETROLEUM CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,		September 22, 2011 (inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(67,100)	$(6,379)	$(98,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on non-interest bearing related party debts	–	–	314
Decrease (increase) in assets:
Prepaid expenses	–	–	(4,427)
Increase (decrease) in liabilities:
Accounts payable	27,129	–	27,601
Accrued expenses, related party	10,186	–	10,186
Net cash used in operating activities	(29,785)	(6,379)	(64,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	29,959	–	38,083
Repayments on notes payable, related party	(433)	–	(433)
Proceeds from the sale of common stock	–	–	27,200
Net cash provided by financing activities	29,526	–	64,850

NET CHANGE IN CASH	(259)	(6,379)	188
CASH AT BEGINNING OF PERIOD	447	7,200	–

CASH AT END OF PERIOD	$188	$821	$188

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt, related party	$8,363	$–	$8,363
Par value of cancelled shares, related party	$37,600	$–	$37,600

See accompanying notes to financial statements.

GRAY FOX PETROLEUM CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

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

Basis of Presentation

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

The Company has adopted a fiscal year end of March 31.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2013 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Start-Up Costs

The Company accounts for start-up costs, including organization costs, whereby such costs are expensed as incurred.

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

GRAY FOX PETROLEUM CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at September 22, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company hasn’t had any compensation expense related to stock based compensation for the period from September 22, 2011 (inception) to June 30, 2013.

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

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 has not had a material impact on our financial position or results of operations.

GRAY FOX PETROLEUM CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 has not had a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $98,336, had negative working capital of $62,459 and used net cash in operating activities of $35,403 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to generate revenues. In addition, the Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Management Changes

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

Common Stock

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 37,600,000 shares of common stock held by Mr. Pemble, as adjusted for an 8:1 stock split completed on June 20, 2013. As a result of this redemption, Mr. Pemble’s adjusted shareholdings decreased from 56,000,000 shares to 18,400,000 shares, which share amount represented approximately 53% of the total shares issued and outstanding.

On March 29, 2012, our former CEO, Viatcheslav Gelshteyn, purchased 56,000,000 shares of common stock, as adjusted for an 8:1 stock split completed on June 20, 2013, at an adjusted price of $0.000125 per share in exchange for proceeds of $7,000.

GRAY FOX PETROLEUM CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2013 and March 31, 2013, respectively:

	Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$188	$–	$–
Total assets	188	–	–
Liabilities
Notes payable, related party	–	29,287	–
Total liabilities	–	29,287	–
	$188	$(29,287)	$–

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$447	$–	$–
Total assets	447	–	–
Liabilities
Notes payable, related party	–	8,124	–
Total liabilities	–	8,124	–
	$447	$(8,124)	$–

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended June 30, 2013 or the year ended March 31, 2013.

GRAY FOX PETROLEUM CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Notes Payable, Related Party

Notes payable, related party consists of the following at June 30, 2013 and March 31, 2013, respectively:

	June 30,	March 31,
	2013	2013

On various dates, the Company received unsecured, loans bearing interest at 10%, due on demand from the Company’s CEO, Lawrence Pemble.	$29,287	$–

On various dates, the Company received unsecured, non-interest bearing loans, due on demand from the Company’s former CEO, Viatcheslav Gelshteyn. On May 31, 2013, commensurate with the change in control and sale of Mr. Gelshteyn’s holdings in the Company, the total unpaid loan balance of $8,363 was forgiven by the lender and contributed to capital.	–	8,124

Total notes payable, related party	29,287	8,124
Less: current portion	29,287	8,124
Notes payable, related party, less current portion	$–	$–

The Company recorded interest expense in the amount of $186 and $-0- for the for the three months ended June 30, 2013 and 2012, respectively related to notes payable, related party.

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

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 37,600,000 shares of common stock held by Mr. Pemble, as adjusted for an 8:1 stock split completed on June 20, 2013. As a result of this redemption, Mr. Pemble’s adjusted shareholdings decreased from 56,000,000 shares to 18,400,000 shares, which share amount represented approximately 53% of the total shares issued and outstanding.

Contributed Capital

On March 31, 2013, a total of $314 of imputed interest related to loans from our former CEO, based on the Company’s estimated borrowing rate of 8%, was expensed and contributed to capital.

On May 31, 2013, the then majority stockholder, Viatcheslav Gelshetyen entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshetyen sold 7,000,000 shares of common stock of the Company to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company. The debt forgiveness related to the loans was recognized as contributed capital.

GRAY FOX PETROLEUM CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended June 30, 2013 and the year ended March 31, 2013, respectively, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2013 and March 31, 2013, the Company had approximately $98,336 and $31,236 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The components of the Company’s deferred tax asset are as follows:

	June 30,	March 31,
	2013	2013
Deferred tax assets:
Net operating loss carry forwards	$98,336	$31,236

Net deferred tax assets before valuation allowance	$34,418	$10,933
Less: Valuation allowance	(34,418)	(10,933)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2013 and March 31, 2013, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30,	March 31,
	2013	2013

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 8 – Subsequent Events

On July 17, 2013, the Company entered into a Securities Purchase Agreement with Rooftop Investments Ltd., pursuant to which the Company issued 500,000 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $0.30 per share.

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. The Employment Agreement is effective as of May 31, 2013, the date when Mr. Pemble acquired a controlling interest in the Company. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until terminated by either party in accordance with the Agreement (the “Term”). Mr. Pemble will be paid a base salary of $120,000 per year. Mr. Pemble will also be entitled to receive 3,000,000 shares of Common Stock, which will be issued in increments of 1,000,000 shares over the first three years of the Term on May 31 in 2014, 2015 and 2016. The Employment Agreement may be terminated (i) at any time by the Company for “cause”, (ii) upon 60 days’ written notice by either party for any reason, (iii) at any time by Mr. Pemble for “good reason”, or (iv) by either party at the end of the Term. The Employment Agreement also terminates immediately upon Mr. Pemble’s death or disability. If Mr. Pemble’s employment is terminated for “cause” by the Company, or if he voluntarily resigns without “good reason”, then he will forfeit any shares of Common Stock that have not vested as of the date of such termination or resignation. If Mr. Pemble’s employment is terminated for any other reason, he will be entitled to receive three months of his then-current base salary and the full 3,000,000 shares of Common Stock.

GRAY FOX PETROLEUM CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

On July 5, 2013, the Company entered into a Lease Purchase Agreement (the “Lease Purchase Agreement”) with FFMJ, LLC, a Nevada limited liability company (“Seller”), pursuant to which the Company has agreed to purchase Seller’s interest in 22 separate oil and gas leases issued by the Bureau of Land Management for the United States of America (the “BLM”), comprising approximately 32,723 acres within the State of Nevada (the “Leases”), for an aggregate purchase price of $250,000 (the “Purchase Price”). The Company has paid $100,000 of the Purchase Price to date, $75,000 of the Purchase Price is due within 60 days of July 5, 2013 and the remaining $75,000 of the Purchase Price is due within 120 days of July 5, 2013. The Company has also agreed to assume all rental payments due on the Leases starting on July 5, 2013. The Leases will not be transferred to the Company until the Purchase Price installments have been paid in full. The expiration date of each Lease ranges from March 31, 2016 to July 31, 2017. The Leases exclude well or lease bonds in place with the Nevada Division of Minerals and/or the BLM.

The Lease Purchase Agreement provides that Seller will deliver the Leases at a minimum 82% net revenue interest, and the Company agrees to assign a 3% overriding royalty interest to Seller on any lease, whether federal, state or fee, obtained on lands within the area covered by or contiguous to the Leases. The Company shall be responsible for all filing and recording fees for BLM and relevant county recorder offices. The Lease Purchase Agreement contains customary representations and warranties of Seller and the Company. The Lease Purchase Agreement also provides that the Company must drill a test well with a surface and bottom hole location on the Leases for the purpose of hydrocarbon exploration and production which must achieve a depth of 6,000 feet, or a depth as otherwise agreed to by the parties. If the Company does not begin drilling with a rig capable of total depth on or before July 5, 2015, the Leases will be reassigned to Seller.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are currently a development stage company examining oil & gas exploration opportunities. On July 5, 2013, the Company entered into a Lease Purchase Agreement, pursuant to which the Company has agreed to purchase Seller’s interest in 22 separate oil and gas leases, comprising approximately 32,723 acres within the State of Nevada, for an aggregate purchase price of $250,000. The Company has paid $100,000 of the Purchase Price to date, $75,000 of the Purchase Price is due within 60 days of July 5, 2013 and the remaining $75,000 of the Purchase Price is due within 120 days of July 5, 2013. The Company has also agreed to assume all rental payments due on the Leases starting on July 5, 2013. The Leases will not be transferred to the Company until the Purchase Price installments have been paid in full. The expiration date of each Lease ranges from March 31, 2016 to July 31, 2017. The Leases exclude well or lease bonds in place with the Nevada Division of Minerals and/or the BLM.

We have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and listing our Common Stock on the OTCBB under the symbol, “VTCH”. In connection with the Change of Control and name change, on July 19, 2013, our ticker symbol on the OTCBB changed from VTCH to GFOX. Our fiscal year end is March 31.

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

On June 7, 2013, the Company notified the FINRA of its intention to change its name to “Gray Fox Petroleum Corp.” and to conduct a forward stock split of the issued and outstanding shares of the Company’s common stock whereby each outstanding share of common stock was exchanged for eight new shares of common stock. On June 18, 2013, FINRA confirmed its approval of the forward stock split and name change. On June 20, 2013, the Company effected the stock split, which increased the issued and outstanding shares of Common Stock from 4,320,000 shares to 34,560,000 shares. The Company’s stockholders will be given new certificates reflecting the shares issued in the stock split upon surrender of their existing stock certificates to the Company’s transfer agent.

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 37,600,000 shares of common stock held by Mr. Pemble, as adjusted for an 8:1 stock split completed on June 20, 2013. As a result of this redemption, Mr. Pemble’s adjusted shareholdings decreased from 56,000,000 shares to 18,400,000 shares, which share amount represented approximately 53% of the total shares issued and outstanding.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Since the Company’s inception on September 22, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $98,336.

Results of Operations for the Three Months Ended June 30, 2013 and 2012:

The following table summarizes selected items from the statement of operations for the three month periods ended June 30, 2013 and 2012.

	For the Three Months Ended
	June 30,	June 30,	Increase /
	2013	2012	(Decrease)
Revenues	$–	$–	$–

General and Administrative	13,987	6,379	7,608
Officer Salaries	10,000	–	10,000
Professional Fees	42,927	–	42,927
Total Operating Expenses	66,914	6,379	60,535

Net Operating (Loss)	(66,914)	(6,379)	60,535

Total Other (Expense)	(186)	–	186

Net (Loss)	$(67,100)	$(6,379)	$60,721

Revenues:

The Company was established on September 22, 2011 and is in the development stage and had no revenues or operations during the three months ended June 30, 2013 and 2012.

General and Administrative:

General and administrative expense was $13,987 for the three months ended June 30, 2013 compared to $6,379 for the three months ended June 30, 2012, an increase of $7,608 or approximately 119%. General and administrative expenses consisted of bank fees, SEC filing costs, travel expenses and costs associated with getting our stock traded on the OTCBB. The increase in general and administrative expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to increased travel costs and fees associated with getting our stock traded on the OTCBB incurred during the three months ended June 30, 2013 that were not incurred during the comparative three months ended June 30, 2012.

Officer Salaries:

Officer salaries expense was $10,000 for the three months ended June 30, 2013 compared to $-0- for the three months ended June 30, 2012, an increase of $10,000. Officer salaries expenses increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to the establishment of an employment agreement with our new CEO that commenced with the change in control on May 31, 2013, consisting of an annual salary of $120,000. There was no compensation or employment agreement in place during the comparative three month period ended June 30, 2012.

Professional Fees:

Professional fees expense was $42,927 for the three months ended June 30, 2013 compared to $-0- for the three months ended June 30, 2012, an increase of $42,927. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense was primarily due to increased legal, accounting and audit fees related to our SEC filing costs and change in control that were incurred during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. We didn’t incur any filing costs during the three months ended June 30, 2012 as we were going through the process of becoming a reporting company by filing our Form S-1, which didn’t require filings during this period.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2013 was $66,914, or ($0.00) per share, compared to a net operating loss of $6,379, or ($0.00) per share, for the three months ended June 30, 2012, an increase of $60,535 or 949%. Net operating loss increased primarily due to increased legal, accounting and audit fees related to our SEC filing costs and change in control, along with $10,000 of officer salaries that were incurred during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Other Expense:

Other expense was $186 for the three months ended June 30, 2013 compared to $-0- for the three months ended June 30, 2012, an increase of $186. Other expenses consisted of interest expense on related party debts. The increase in other expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to increased short term debt financing from our officer to finance our change in control and shift in planned operations to the oil & gas industry.

Net Loss:

Net loss for the three months ended June 30, 2013 was $67,100, or ($0.00) per share, compared to a net loss of $6,379, or ($0.00) per share, for the three months ended June 30, 2012, an increase of $60,721 or 952%. Net loss increased primarily due to increased legal, accounting and audit fees related to our SEC filing costs and change in control, along with $10,000 of officer salaries that were incurred during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at June 30, 2013 compared to March 31, 2013.

	June 30,	March 31,
	2013	2013

Total Assets	$4,615	$4,874

Accumulated (Deficit)	$(98,336)	$(31,236)

Stockholders’ Equity (Deficit)	$(62,459)	$(3,722)

Working Capital (Deficit)	$(62,459)	$(3,722)

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At June 30, 2013, we had a negative working capital position of $(62,459). As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

Debt Instruments, Guarantees, and Related Covenants

The Company received unsecured loans to fund operations in the net amount of $8,363 during the period from September 22, 2011 (inception) to June 30, 2013. The unsecured loans form our former CEO, Viatcheslav Gelshteyn, were non-interest bearing and were due on demand. On May 31, 2013, Mr. Gelshteyn forgave these loans in connection with the Change in Control.

The Company also received unsecured loans to fund operations in the total amount of $29,287 during the three months ended June 30, 2013. The unsecured loans form our current CEO, Lawrence Pemble, bear interest at 10% and are due on demand.

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

On July 17, 2013, the Company entered into a Securities Purchase Agreement with Rooftop Investments Ltd., pursuant to which the Company issued 500,000 shares of Common Stock to the investor for an aggregate purchase price of $150,000, or $0.30 per share. The proceeds from the sale were used to make the required Purchase Price payments under the Lease Purchase Agreement and for general administrative purposes.

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

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2013, our balance of cash on hand was $188. We subsequently received $150,000 pursuant to a Securities Purchase Agreement on July 17, 2013, of which $100,000 was used to make the initial payment under the Lease Purchase Agreement. An additional $150,000 will be due under the Lease Purchase Agreement within 120 days of July 5, 2013. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We incurred continuous losses from operations, had an accumulated deficit of $98,336 and $31,236 at June 30, 2013 and March 31, 2013, respectively, and a working capital deficit of $62,459 and $3,722 at June 30, 2013 and March 31, 2013, respectively. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Contractual obligations and commitments.

None.

Summary of product and research and development that we will perform for the term of our plan.

We do not anticipate significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase of significant property and equipment in the near future.

Off-balance sheet arrangements.

None.

Recently issued accounting standards.

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 has not had a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 has not had a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at June 30, 2013 or March 31, 2013. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Management’s Report on Internal Controls over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013 (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based upon that evaluation, Mr. Lawrence Pemble, our principal executive officer and principal financial officer, concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
10.1

Securities Purchase Agreement dated July 17, 2013 by and between the Registrant and Rooftop Investments, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Gray Fox Petroleum Corp. on July 23, 2013)

10.2	Lease Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Gray Fox Petroleum Corp. on July 10, 2013)
10.3	Employment Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Gray Fox Petroleum Corp. on July 10, 2013)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY FOX PETROLEUM CORP.

By:	/s/ Lawrence Pemble
Lawrence Pemble
Chief Executive Officer, President, Treasurer, Secretary and Director
(Principal financial officer)
Dated: July 25, 2013

