Form 10-Q
period 2013-09-30
Gray Fox Petroleum Corp.
filed 2013-10-18
CIK 1546589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission File Number: 333-181683

Gray Fox Petroleum Corp.

(Name of registrant in our charter)

3333 Lee Parkway, Suite 600, Dallas, Texas 75219

(Address of Principal Executive Offices)

(214) 665-9564

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐   No  ☒

As of October 18, 2013 there were 35,460,000 shares issued and outstanding of the registrant’s common stock.

 GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2013 (Unaudited)	March 31, 2013
ASSETS
Cash and equivalents	$6,289	$447
Prepaid expenses	8,089	4,427
Total current assets	14,378	4,874

Prepaid property acquisition costs	175,000	–
Total non-current assets	175,000	–

TOTAL ASSETS	189,378	4,874

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,676	$472
Notes payable, related party	30,172	8,124

TOTAL CURRENT LIABILITIES	36,848	8,596

SHAREHOLDERS' EQUITY
Common stock, par value $0.001, authorized 75 million, 35,460,000 and 72,160,000 issued and outstanding at September 30, 2013 and March 31, 2013, respectively.	35,460	72,160
Additional paid-in capital	350,417	(44,646)
Common stock payable	115,069	–
Deficit accumulated during the exploration phase	(348,416)	(31,236)
TOTAL SHAREHOLDERS' EQUITY	152,530	(3,722)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$189,378	$4,874

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

RESULTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,		Three Months Ended September 30,		September 22, 2011 (Inception) to September 30,
	2013	2012	2013	2012	2013
Revenue	$–	$–	$–	$–	$–

Operating expenses:
Lease operating	476	–	476	–	476
General and administrative	39,935	8,006	25,948	1,627	59,885
Officer salaries	155,069	–	145,069	–	165,069
Professional fees	120,862	–	77,935	–	121,834
Net operating loss	(316,342)	(8,006)	(249,428)	(1,627)	(347,264)

Other expense:
Interest expense, related party	(838)	–	(652)	–	(1,152)

NET LOSS	$(317,180)	$(8,006)	$(250,080)	$(1,627)	$(348,416)

Net loss per share, basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding	49,415,191	7,006,557	35,097,363	7,013,043

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Exploration Stage	Total Shareholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balances at inception (September 22, 2011)	–	$–	$–	–	$–	$–
Common stock sold to founders	56,000,000	56,000	(49,000)	–	–	7,000
Net loss, 9/22/11 to 3/31/12	–	–	–	–	(224)	(224)
Balances, 3/31/12	56,000,000	56,000	(49,000)	–	(224)	6,776

Imputed interest on non-interest-bearing related party debt	–	–	314	–	–	314
Common stock sold for cash	16,160,000	16,160	4,040	–	–	20,200
Net loss	–	–	–	–	(31,012)	(31,012)
Balances, 3/31/13	72,160,000	72,160	(44,646)	–	(31,236)	(3,722)

Debt forgiveness on related-party debt	–	–	8,363	–	–	8,363
Cancellation of shares, related party	(37,600,000)	(37,600)	37,600	–	–	–
Common stock sold for cash	900,000	900	349,100	–	–	350,000
Vesting of officer stock-based compensation	–	–	–	115,069	–	115.069
Net loss	–	–	–	–	(317,180)	(317,180)
Balances, 9/30/13 (unaudited)	35,460,000	$35,460	$350,417	$115,069	$(348,416)	$152,530

The accompanying notes are an integral part of these financial statements

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,		September 22, 2011 (Inception) to September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(317,180)	$(8,006)	$(348,416)

Adjustments to reconcile net loss with cash used in operations:
Imputed interest on non-interest bearing related party debts	–	–	314
Stock-based compensation	115,069	–	115,069
Change in operating assets and liabilities:
Prepaid expenses	(3,662)	–	(8,089)
Accounts payable	6,205	1,500	6,677
Net cash used in operating activities	(199,568)	(6,506)	(234,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Prepaid property acquisition costs	(175,000)	–	(175,000)
Net cash provided by / used in investing activities	(175,000)	–	(175,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	34,436	2,400	42,560
Principal payments on related-party note payable	(4,026)	–	(4,026)
Proceeds from the sale of common stock	350,000	2,400	377,200

Net cash provided by financing activities	380,410	4,800	415,734

Net increase/(decrease) in cash	5,842	(1,706)	6,289
Cash at beginning of period	447	7,200	–
Cash at end of period	$6,289	$5,494	$6,289

SUPPLEMENTAL DISCLOSURES

Cash paid for interest	$448	$–	$448
Cash paid for income taxes	–	–	–

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS

Forgiveness of debt, related party	$8,363	$–	$8,363
Par value of cancelled shares, related party	37,600	–	37,600

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Gray Fox Petroleum Corp., (formerly Viatech Corp.) (“the Company”) was incorporated in the state of Nevada on September 22, 2011 (“Inception”). The Company was formed to provide interior design and architectural visualization, 3D rendering and architectural animation services. On May 31, 2013, however, the Company abandoned its plans to enter into the interior design and architectural visualization business and the majority shareholder sold his interest in the Company. On June 7, 2013, new management changed the name to “Gray Fox Petroleum Corp.” and intends to explore alternative business opportunities within the oil & gas industry.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. These interim condensed financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2013 and notes thereto included in the Company's 10-K annual report, filed on June 24, 2013. The Company follows the same accounting policies in the preparation of interim reports.

Exploration Stage Company

The Company is currently considered an exploration stage company as defined by FASB ASC 915-10-05. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception (September 22, 2011) to the current balance sheet date. An entity remains in the exploration stage until such time as, among other factors, revenues have been realized. To date, the exploration stage of the Company’s operations consists of developing the business model and marketing concepts.

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

Revenue Recognition

Oil revenue is recognized when persuasive evidence of an arrangement exists, our oil is delivered, the fee is fixed and determinable and collectability is reasonably assured.

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

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $348,416, had negative working capital of $22,470 and used net cash in operating activities of $234,445 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to generate revenues. In addition, the Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

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

On March 29, 2012, our former CEO, Viatcheslav Gelsheteyn, purchased 56,000,000 shares of common stock, as adjusted for an 8:1 stock split completed on June 20, 2013, at an adjusted price of $0.000125 per share in exchange for proceeds of $7,000.

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. The Employment Agreement is effective as of May 31, 2013, the date when Mr. Pemble acquired a controlling interest in the Company. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until terminated by either party in accordance with the Agreement (the “Term”). Mr. Pemble will be paid a base salary of $120,000 per year. Mr. Pemble will also be entitled to receive 3,000,000 shares of Common Stock, which will be issued in increments of 1,000,000 shares over the first three years of the Term on July 8 in 2014, 2015 and 2016. The Employment Agreement may be terminated (i) at any time by the Company for “cause”, (ii) upon 60 days’ written notice by either party for any reason, (iii) at any time by Mr. Pemble for “good reason”, or (iv) by either party at the end of the Term. The Employment Agreement also terminates immediately upon Mr. Pemble’s death or disability. If Mr. Pemble’s employment is terminated for “cause” by the Company, or if he voluntarily resigns without “good reason”, then he will forfeit any shares of Common Stock that have not vested as of the date of such termination or resignation. If Mr. Pemble’s employment is terminated for any other reason, he will be entitled to receive three months of his then-current base salary and the full 3,000,000 shares of Common Stock.

Note 4 – Oil and Gas Properties

On July 5, 2013, the Company entered into a Lease Purchase Agreement (the “Lease Purchase Agreement”) with FFMJ, LLC, a Nevada limited liability company (“Seller”), pursuant to which the Company has agreed to purchase Seller’s interest in 22 separate oil and gas leases issued by the Bureau of Land Management for the United States of America (the “BLM”), comprising approximately 32,723 acres within the State of Nevada (the “Leases”), for an aggregate purchase price of $250,000 (the “Purchase Price”). The Company has paid $175,000 and the remaining $75,000 of the Purchase Price is due by November 2, 2013. The Company has also agreed to assume all rental payments due on the Leases starting on July 5, 2013. The Leases will not be transferred to the Company until the Purchase Price installments have been paid in full. The expiration date of each Lease ranges from March 31, 2016 to July 31, 2017. The Leases exclude well or lease bonds in place with the Nevada Division of Minerals and/or the BLM.

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

We have recorded the $175,000 paid to date as a non-current asset entitled “Prepaid Property Acquisition Costs”. Upon completion of the final payment, the title to the property will transfer to us and we will record the cost as an Oil and Gas Property at that time.

Note 5 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2013 and March 31, 2013, respectively:

	Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$6,289	$–	$–
Total assets	6,289	–	–

Liabilities
Notes payable, related party	–	30,172	–
Total liabilities	$–	$30,172	$–

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$447	$–	$–
Total assets	447	–	–

Liabilities
Notes payable, related party	–	8,124	–
Total liabilities	$–	$8,124	$–

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended September 30, 2013 or the year ended March 31, 2013.

Note 6 – Notes Payable, Related Party

Notes payable, related party, consists of the following at September 30, 2013 and March 31, 2013, respectively:

	September 30, 2013	March 31, 2013

On various dates, the Company received unsecured, loans bearing interest at 10%, due on demand from the Company’s CEO, Lawrence Pemble. Also, Mr. Pemble paid certain expenses on behalf of the Company.	$30,172	$–

On various dates, the Company received unsecured, non-interest bearing loans, due on demand from the Company’s former CEO, Viatcheslav Gelshteyn. On May 31, 2013, commensurate with the change in control and sale of Mr. Gelshteyn’s holdings in the Company, the total unpaid loan balance of $8,363 was forgiven by the lender and contributed to capital.	–	8,124
Total short-term notes payable, related party	$30,172	$8,124

The Company recorded interest expense in the amount of $838 and $-0- for the for the nine months ended September 30, 2013 and 2012, respectively related to notes payable, related party. During the six months ended September 30, 2013, the Company repaid Mr. Pemble $4,040, including $448 of accrued interest.

Note 7 – Stockholders’ Equity

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

During the three months ended September 30, 2013, we issued 900,000 shares in exchange for $350,000.

Contributed Capital

On May 31, 2013, the then majority stockholder, Viatcheslav Gelshetyen entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshetyen sold 7,000,000 shares of common stock of the Company to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company. The debt forgiveness related to the loans was recognized as contributed capital.

Common Stock Payable

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble, our Chief Executive Officer, for compensation, including stock compensation. The agreement awards 3 million shares to Mr. Pemble, 1 million shares of which vest each anniversary of the July 8, 2013 effective date. We valued these shares at their fair values on the grant date, and valued the total of the 3 million at $1,500,000. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). Through September 30, 2013, we have charged general and administrative expense with $115,069 associated with this agreement. The amount is included on the balance sheet as Common Stock Payable.

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2013 and the year ended March 31, 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2013 and March 31, 2013, the Company had approximately $233,347 and $31,236 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The components of the Company’s deferred tax asset are as follows:

	September 30, 2013	March 31, 2013

Net operating loss carry-forwards	$233,347	$31,236

	9/30/13	3/31/12
Deferred tax asset	81,671	10,933
Valuation allowance	(81,671)	(10,933)
Net deferred tax asset	$–	$–

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the date of this report.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview and Outlook

We are currently a exploration stage company examining oil & gas exploration opportunities. On July 5, 2013, the Company entered into a Lease Purchase Agreement, pursuant to which the Company has agreed to purchase Seller’s interest in 22 separate oil and gas leases, comprising approximately 32,723 acres within the State of Nevada, for an aggregate purchase price of $250,000. The Company has paid $175,000 of the Purchase Price to date, and the remaining $75,000 of the Purchase Price is due November 2, 2013. The Company has also agreed to assume all rental payments due on the Leases starting on July 5, 2013. The Leases will not be transferred to the Company until the Purchase Price installments have been paid in full. The expiration date of each Lease ranges from March 31, 2016 to July 31, 2017. The Leases exclude well or lease bonds in place with the Nevada Division of Minerals and/or the BLM.

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

Since the Company’s inception on September 22, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $348,416.

Results of Operations

Six Months Ended September 30, 2013 versus 2012

The following table summarizes selected items from the statement of operations for the six month periods ended September 30, 2013 and 2012.

	Six Months Ended September 30,
	2013	2012	Increase or (Decrease)

Revenue	$–	$–	$–

Operating expenses:
Lease operating	476	–	476
General and administrative	39,935	8,006	31,929
Officer salaries	155,069	–	155,069
Professional fees	120,862	–	120,862

Net operating loss	(316,342)	(8,006)	(308,336)

Other expense:
Interest expense, related party	(838)	–	(838)

NET LOSS	$(368,779)	$(8,006)	$(309,174)

Revenues:

The Company was established on September 22, 2011 and is in the exploration stage and had no revenues or operations during the six months ended September 30, 2013 or 2012.

Lease Operating Expenses:

This is the first period in which we have reported lease operating expenses. The expense relates to the expensing of a portion of the three-year fee we pay to the State of Nevada for the leases in that state. Even though the title to the properties have not yet passed to us, we are obligated to pay these fees for any leases coming due subsequent to the closing of the purchase of the West Ranch property in Nevada (see Note 4 to the financial statements).

General and Administrative:

General and administrative expense was $39,935 for the six months ended September 30, 2013 compared to $8,006 for the same period in 2012, an increase of $31,929. General and administrative expenses consisted of bank fees, statutory reporting expenses, travel expenses, costs associated with getting our stock traded on the OTCBB and costs associated with evaluating our Nevada acquisition. We had very few of these costs during the nine months ended September 30, 2012.

Officer Salaries:

Officer salaries expense was $155,069 for the six months ended September 30, 2013 compared to zero for the same period in 2012. Of the amount in the current year, stock-based compensation was $115,069. This is due to the establishment of an employment agreement with our new CEO that commenced with the change in control on May 31, 2013, consisting of an annual salary of $120,000 and the granting of stock-based compensation (see Note 7) to the financial statements. There was no compensation or employment agreement in place during the comparative six month period ended September 30, 2012.

Professional Fees:

Professional fees expense was $120,862 for the six months ended September 30, 2013 compared to zero for the same period in 2012. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense was primarily due to increased legal, accounting and audit fees related to our SEC filing costs and change in control that were incurred during the current year. We incurred no such costs for the six months ended September 30, 2012.

Interest Expense:

Interest expense was $838 for the six months ended September 30, 2013 compared to zero for the three months ended September 30, 2012. The increase in interest expense was primarily due to increased short term debt financing from our officer to finance our change in control and shift in planned operations to the oil & gas industry.

Net Loss:

Net loss for the six months ended September 30, 2013 was $317,180, (or $0.01) per share, compared to a net operating loss of $8,006, or ($0.00) per share, for the same period in 2012. Net operating loss increased primarily due to increased legal, accounting, audit fees related to our SEC filing costs, change in control and consulting costs associated with our Nevada acquisition.

Three Months Ended September 30, 2012 versus 2011

The following table summarizes selected items from the statement of operations for the three month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012	Increase or (Decrease)

Revenue	$–	$–	$–

Operating expenses:
Lease operating	476	–	476
General and administrative	25,948	1,627	24,321
Officer salaries	145,069	–	145,069
Professional fees	77,935	–	77,935

Net operating loss	(249,428)	(1,627)	(247,801)

Other expense:
Interest expense, related party	(652)	–	(652)

NET LOSS	$(250,080)	$(1,627)	$(248,453)

Revenues:

There were no revenues for the three months ended September 30, 2013 and 2012.

Lease Operating Expenses:

This is the first period in which we have reported lease operating expenses. The expense relates to the expensing of a portion of the three-year fee we pay to the State of Nevada for the leases in that state. Even though the title to the properties have not yet passed to us, we are obligated to pay these fees for any leases coming due subsequent to the closing of the purchase of the West Ranch property in Nevada (see Note 4 to the financial statements).

General and Administrative:

General and administrative expense was $25,948 for the three months ended September 30, 2013 compared to $1,627 for the same period in 2012. General and administrative expenses consisted of bank fees, statutory reporting expenses, travel expenses, costs associated with getting our stock traded on the OTCBB and costs associated with evaluating our Nevada acquisition. We had very few of these costs during the three months ended September 30, 2013.

Officer Salaries:

Officer salaries expense was $145,069 for the three months ended September 30, 2013 compared to zero for the same period in 2012. Of the amount in the current year, stock-based compensation was $115,069. This is due to the establishment of an employment agreement with our new CEO that commenced with the change in control on May 31, 2013, consisting of an annual salary of $120,000 and the granting of stock-based compensation (see Note 7) to the financial statements. There was no compensation or employment agreement in place during the comparative three month period ended September 30, 2012.

Professional Fees:

Professional fees expense was $77,935 for the three months ended September 30, 2013 compared to zero for the same period in 2012. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense was primarily due to increased legal, accounting and audit fees related to our SEC filing costs and change in control that were incurred during the current year. We incurred no such costs for the three months ended September 30, 2013.

Interest Expense:

Interest expense was $652 for the three months ended September 30, 2013 compared to zero for the three months ended September 30, 2012. The increase in interest expense was primarily due to increased short term debt financing from our officer to finance our change in control and shift in planned operations to the oil & gas industry.

Net Loss:

Net loss for the three months ended September 30, 2013 was $250,080, (or $0.01) per share, compared to a net operating loss of $1,627, or ($0.00) per share, for the same period in 2012. Net operating loss increased primarily due to increased legal, accounting, audit fees related to our SEC filing costs, change in control and consulting costs associated with our Nevada acquisition.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our Common Stock and debt financing. At September 30, 2013, we had a negative working capital position of $22,470. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s officers and directors, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President, the President concluded that the Company’s disclosure controls and procedures are not effective at September 30, 2013 or March 31, 2013. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

During the three months ended September 30, 2013, we issued 900,000 shares to an accredited investor for $350,000.

We believed that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed Regulation S required restrictive legends on all certificates issued;
•	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
•	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.
•	Access to all material contracts and documents relating to our operations.
•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

(b)                 Use of Proceeds.

Of the $350,000 raised during the six months ended September 30, 2013, we spent approximately $237,000 on direct and indirect costs of acquiring the property in Nevada (see Note 4 to the financial statements for a description of the property), $26,200 in costs associated with our statutory filing obligations, $30,000 in officer salary, $4,040 in interest and principal paid to our Chief Executive Officer, and $45,000 of other costs associated with operating the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Document Description
10.1

Securities Purchase Agreement dated July 17, 2013 by and between the Registrant and Rooftop Investments, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Gray Fox Petroleum Corp. on July 23, 2013)

10.2	Lease Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Gray Fox Petroleum Corp. on July 10, 2013)

10.3	Employment Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Gray Fox Petroleum Corp. on July 10, 2013)

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gray Fox Petroleum Corp.

/s/ Lawrence Pemble
Lawrence Pemble	October 18, 2013
Chief Executive Officer, President, Treasurer, Secretary and Director

