Form 10-Q
period 2013-12-31
Gray Fox Petroleum Corp.
filed 2014-01-24
CIK 1546589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

Commission File Number: 333-181683

Gray Fox Petroleum Corp.

(Name of registrant as specified in its charter)

Nevada	99-0373721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 600, Dallas, Texas 75219

(Address of Principal Executive Offices)

(214) 665-9564

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]          No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     Yes [X]          No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [X]          No [_]

As of January 24, 2014, the issuer had 35,890,000 shares of common stock, $0.001 par value per share, issued and outstanding.

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2013 (Unaudited)	March 31, 2013
ASSETS
Cash and equivalents	$29,084	$447
Prepaid expenses	12,062	4,427
Total current assets	41,146	4,874

Oil and gas properties - unproved (full cost method)	406,370	–
Total non-current assets	406,370	–

TOTAL ASSETS	447,516	4,874

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,246	$472
Accrued expenses, related party	1,658	–
Notes payable, related party	19,691	8,124

TOTAL CURRENT LIABILITIES	23,595	8,596

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, authorized 75 million, 35,810,000 and 72,160,000 issued and outstanding at December 31, 2013 and March 31, 2013, respectively.	35,810	72,160
Additional paid-in capital	704,567	(44,646)
Common stock payable	241,099	–
Deficit accumulated during the exploration phase	(557,555)	(31,236)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	423,921	(3,722)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$447,516	$4,874

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

RESULTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,		Three Months Ended December 31,		September 22, 2011 (Inception) to December 31,
	2013	2012	2013	2012	2013
Revenue	$–	$–	$–	$–	$–

Operating expenses:
Lease operating	1,465	–	989	–	1,465
General and administrative	59,523	24,399	19,588	16,393	79,473
Officer salaries	311,099	–	156,030	–	311,099
Professional fees	152,847	–	31,985	–	163,819

Net operating loss	(524,934)	(24,399)	(208,592)	(16,393)	(555,856)

Other expense:
Interest expense, related party	(1,385)	–	(547)	–	(1,699)

NET LOSS	$(526,319)	$(24,399)	$(209,139)	$(16,393)	$(557,555)

Net loss per share, basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding	44,801,455	7,883,804	35,542,514	8,754,565

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock, Par Value $0.001		Additional Paid In Capital	Common Stock Payable	Exploration Stage Deficit	Total Shareholders' Deficit
	Shares	Amount

Balances at inception (September 22, 2011)	–	$–	$–	–	$–	$–
Common stock sold to founders	56,000,000	56,000	(49,000)	–		7,000
Net loss, 9/22/11 to 3/31/12					(224)	(224)
Balances, 3/31/12	56,000,000	56,000	(49,000)	–	(224)	6,776

Imputed interest on non-interest-bearing related party debt	–	–	314	–	–	314
Common stock sold for cash	16,160,000	16,160	4,040	–	–	20,200
Net loss	–	–	–	–	(31,012)	(31,012)
Balances, 3/31/13	72,160,000	72,160	(44,646)	–	(31,236)	(3,722)

Debt forgiveness on related-party debt	–	–	8,363	–	–	8,363
Cancellation of shares, related party	(37,600,000)	(37,600)	37,600	–	–	–
Common stock sold for cash	1,100,000	1,100	548,900	–	–	550,000
Common stock issued for property acquisitions	150,000	150	154,350			154,500
Vesting of officer stock-based compensation	–	–	–	241,099	–	241,099
Net loss	–	–	–	–	(526,319)	(526,319)
Balances, 12/31/13 (unaudited)	35,810,000	$35,810	$704,567	$241,099	$(557,555)	$423,921

The accompanying notes are an integral part of these financial statements

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,		September 22, 2011 (Inception) to December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(526,319)	$(24,399)	$(557,555)

Adjustments to reconcile net loss with cash used in operations:
Imputed interest on non-interest bearing related party debts	–		314
Stock-based compensation	241,099		241,099
Change in operating assets and liabilities:			–
Prepaid expenses	(7,635)	(6,391)	(12,062)
Accounts payable and accrued liabilities	1,775		2,247
Accounts payable, related party	1,658		1,658
Net cash used in operating activities	(289,422)	(30,790)	(324,299)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas property	(251,870)		(251,870)
Net cash used in investing activities	(251,870)	–	(251,870)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	34,435	4,400	42,559
Principal payments on related-party note payable	(14,506)		(14,506)
Proceeds from the sale of common stock	550,000	20,200	577,200
Net cash provided by financing activities	569,929	24,600	605,253

Net increase/(decrease) in cash	28,637	(6,190)	29,084
Cash at beginning of period	447	7,200	–
Cash at end of period	$29,084	$1,010	$29,084

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,127	$–	$1,127
Cash paid for income taxes	–	–	–

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Forgiveness of debt, related party	$8,363	$–	$8,363
Shares issued for property acquisition	154,500		154,500
Par value of cancelled shares, related party	37,600		37,600

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Gray Fox Petroleum Corp. (formerly Viatech Corp.) was incorporated in the State of Nevada on September 22, 2011. The Company was formed originally to provide interior design and architectural visualization, 3D rendering and architectural animation services. On May 31, 2013, the then majority stockholder, Viatcheslav Gelshteyn, entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshteyn sold 7,000,000 shares of common stock, $0.001 par value per share (“Common Stock”), of the Company to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company in consideration of $50,000 in cash from Mr. Pemble. This transaction is referred to as the “Change in Control.” As a result of the Change in Control, Mr. Gelshteyn no longer owns any shares of Common Stock. In addition, Mr. Gelshteyn resigned his positions as the sole director and officer of the Company and Mr. Pemble was appointed as the Company’s sole director and as its Chief Executive Officer, President, Treasurer and Secretary. On June 5, 2013, the board of directors approved the dismissal of Ronald R. Chadwick, P.C. as its independent auditor and appointed M&K CPAS, LLC as its new independent auditor.

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 4,700,000 shares of Common Stock held by Mr. Pemble. As a result of this redemption, on June 10, 2013, Mr. Pemble’s shareholdings decreased from 7,000,000 shares to 2,300,000 shares, which represented approximately 53% of the total shares issued and outstanding.

On June 18, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to change its name from “Viatech Corp.” to “Gray Fox Petroleum Corp.” and to conduct an 8:1 forward stock split of the issued and outstanding shares of Common Stock whereby each outstanding share of Common Stock would be exchanged for eight new shares of Common Stock. On June 20, 2013, the Company effected the stock split, which increased the issued and outstanding shares of Common Stock from 4,320,000 shares to 34,560,000 shares. In connection with the Change in Control and the name change, on July 19, 2013, the Company’s ticker symbol on the OTCBB was changed from VTCH to GFOX.

As of January 24, 2014, the Company had 35,890,000 shares of Common Stock issued and outstanding.

The Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. The Company has one full time employee, Lawrence Pemble, who serves as its sole officer and director.

The Company is currently an exploration stage company exploring oil and gas production opportunities. On December 2, 2013, Gray Fox completed the acquisition of 22 separate oil and gas leases (the “Leases”) issued by the U.S. Bureau of Land Management for the State of Nevada (the “BLM”) from FFMJ, LLC, a Nevada limited liability company (“FFMJ”), for an aggregate purchase price of $250,000. The leased land, known as the “West Ranch Prospect,” comprises 32,723 acres in the Butte Valley Oil Play Region in North Central Nevada. We have a 100% working interest and an 82% net revenue interest in the Leases. If the property is viable and can be developed, we will receive 82% of the net revenues generated from the property. As the leaseholder, we are responsible for evaluating, exploring, paying for and maintaining the Leases.

As a result of the acquisition of the Leases, the Company is no longer a “shell company,” as defined in Rule 12b-2 of the Exchange Act. This change in “shell company” status was previously reported in Item 5.06 of the Current Report on Form 8-K, filed on December 6, 2013, as amended.

Our plan of operations for the next 12 months is to conduct geological mapping, gravity surveying and 2D seismic coverage on the West Ranch Prospect. To that end, we have developed an initial exploration plan to identify drilling targets. This initial exploration plan is designed to identify new drilling locations targeting certain geological formations that the Company believes may be capable of producing oil or natural gas in commercial quantities.

Basis of Presentation

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. Dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The Company has adopted a fiscal year end of March 31.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. These interim condensed financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K, filed on June 24, 2013. The Company follows the same accounting policies in the preparation of interim reports.

Exploration Stage Company

The Company is currently considered an exploration stage company as defined by Accounting Standards Codification (“ASC”) 915-10-05. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception (September 22, 2011) to the current balance sheet date. An entity remains in the exploration stage until such time as, among other factors, revenues have been realized. With respect to the West Ranch Prospect, the Company’s initial exploration plan is to identify new drilling locations targeting certain geological formations the Company believes may be capable of producing oil or natural gas in commercial quantities.

Fair Value of Financial Instruments

Under ASC 820-10-05, the Financial Accounting Standards Board (“FASB”) established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Revenue Recognition

Revenue from the production of oil and natural gas is recognized when persuasive evidence of an arrangement exists (such as a contract with an oil buyer), the Company has delivered the oil, the fee is fixed and determinable, and collectability is reasonably assured.

Start-Up Costs

The Company accounts for start-up costs, including organization costs, whereby such costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Various taxing authorities may periodically audit the Company’s income tax returns. These audits may include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter for which an allowance has been established is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at September 22, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that ASU 2013-02 requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. ASU 2013-01 addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on or after January 1, 2013. The adoption of ASU 2013-01 has not had a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $557,555, and used net cash in operating activities of $324,299 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing oil and gas production opportunities on the Leases. To that end, the Company has developed an initial exploration plan to identify new drilling locations on the West Ranch Prospect. In addition, the Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

Management Changes

On May 31, 2013, the Company’s then majority stockholder, Viatcheslav Gelshteyn, entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshteyn sold 7,000,000 shares of common stock, $0.001 par value per share, of the Company (“Common Stock”) to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company in consideration for $50,000 in cash from Mr. Pemble. This transaction is referred to as the “Change in Control.” As a result of the Change in Control, Mr. Gelshteyn no longer owns any shares of Common Stock. As of December 31, 2013, Mr. Pemble held approximately 51.6% of the issued and outstanding shares of Common Stock. As part of the Change in Control, Mr. Gelshteyn resigned from his positions as the sole director and officer of the Company, and Mr. Pemble was appointed as the Company’s sole director and as its Chief Executive Officer, President, Treasurer and Secretary.

Notes Payable

The Company has received short term loans from officers as disclosed in Note 6 below.

Common Stock

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 37,600,000 shares of Common Stock held by Mr. Pemble. As a result of this redemption, on June 10, 2013, Mr. Pemble’s shareholdings decreased from 7,000,000 shares to 2,300,000 shares, which represented approximately 53% of the total shares of Common Stock then issued and outstanding.

On June 18, 2013, the Company received approval from FINRA to conduct an 8:1 forward stock split of the issued and outstanding shares of Common Stock whereby each outstanding share of Common Stock was exchanged for eight new shares of Common Stock. On June 20, 2013, the Company effected the stock split, which increased the issued and outstanding shares of Common Stock from 4,320,000 shares to 34,560,000 shares.

Employment Agreement

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. The Employment Agreement was effective as of May 31, 2013, the date on which Mr. Pemble acquired a controlling interest in the Company. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until terminated by either party in accordance with its terms. Mr. Pemble will be paid a base salary of $120,000 per year. Mr. Pemble will also be entitled to receive 3,000,000 shares of Common Stock, which will be issued in increments of 1,000,000 shares on May 31 in 2014, 2015 and 2016. The Employment Agreement may be terminated (i) at any time by the Company for “cause”, (ii) upon 60 days’ written notice by either party for any reason, (iii) at any time by Mr. Pemble for “good reason”, or (iv) by either party at the end of the initial term or any subsequent terms. The Employment Agreement also terminates immediately upon Mr. Pemble’s death or disability. If Mr. Pemble’s employment is terminated for “cause” by the Company, or if he voluntarily resigns without “good reason”, then he will forfeit any shares of Common Stock that have not vested as of the date of such termination or resignation. If Mr. Pemble’s employment is terminated for any other reason, he will be entitled to receive three months of his then-current base salary and the full 3,000,000 shares of Common Stock.

Note 4 – Oil and Gas Properties

On December 2, 2013, the Company completed the acquisition of 22 separate oil and gas leases issued by the BLM pursuant to a Lease Purchase Agreement with FFMJ. The leased land comprises 32,723 acres in the Butte Valley Oil Play Region in North Central Nevada and excludes well or lease bonds in place with the Nevada Division of Minerals and/or the BLM. The expiration dates of the Leases range from March 31, 2016 to July 31, 2017. The Company has a 100% working interest and an 82% net revenue interest in the Leases. The Company also agreed to assume all rental payments due on the Leases starting on July 5, 2013. The aggregate purchase price of the Leases was $250,000. The Company made the final payment of $75,000 into escrow on October 23, 2013 and requested approval from the BLM to the assignment of the Leases from FFMJ to the Company. On December 2, 2013, the Company received confirmation of the BLM’s approval of the assignment of the Leases. At that time, the money was released from escrow and the lease purchase was consummated. The Company’s entry into the Lease Purchase Agreement was previously reported in Item 1.01 of the Current Report on Form 8-K, filed on July 10, 2013.

Pursuant to the Lease Purchase Agreement, the Company was responsible for all filing and recording fees for BLM and relevant county recorder offices. The Lease Purchase Agreement also provides that the Company must drill a test well with a surface and bottom hole location on the Leases for the purpose of hydrocarbon exploration and production which must achieve a depth of 6,000 feet, or a depth as otherwise agreed to between the Company and FFMJ. If the Company does not begin drilling with a rig capable of total depth on or before July 5, 2015, the Leases will be reassigned to FFMJ.

We have recorded the $250,000 cash paid to FFMJ to “Oil and Gas Properties”. In addition to the cash costs paid to acquire the Leases, we also included in the acquisition cost a payment in the amount of $1,870 to the Office of Natural Resources Revenue of the State of Nevada, which represents the state fee for transferring title to the property. Additionally, we capitalized into the purchase price of the Leases $154,500 associated with the issuance of 150,000 shares of Common Stock to a broker as a finder’s fee (See Note 7).

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2013 and March 31, 2013, respectively:

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$29,084	$-	$-
Total assets	29,084	-	-

Liabilities
Notes payable, related party	-	19,691	-
Total liabilities	$-	$19,691	$-

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$447	$-	$-
Total assets	447	-	-

Liabilities
Notes payable, related party	-	8,124	-
Total liabilities	$-	$8,124	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended December 31, 2013 or the year ended March 31, 2013.

Note 6 – Notes Payable, Related Party

The following transactions affected Notes Payable, Related party from March 31, 2013 to December 31, 2013:

Transactions with Previous Chief Executive Officer
Due to former Chief Executive Officer at March 31, 2013	$8,124
Cash loans and expenses paid by previous CEO	672
Partial repayment of loans to previous CEO	(433)
Forgiveness of debt by previous CEO	(8,363)
Balance due officer at point of change in control	–

Transactions with Current Chief Executive Officer
Cash advances	701
Expenses paid on behalf of the Company	33,063
Loan repayments	(14,073)
Balance December 31, 2013	$19,691

The Company recorded interest expense in the amount of $1,385 and $-0- for the for the nine months ended December 31, 2013 and for the year ended March 31, 2013, respectively, related to notes payable, related party. During the nine months ended December 31, 2013, the Company repaid Mr. Pemble a total of $15,200, including $1,127 of accrued interest.

Note 7 – Stockholders’ Equity

The Company has authorized 75,000,000 shares of common stock, $0.001 par value per share.

On June 18, 2013, the Company received approval from FINRA to conduct an 8:1 forward stock split of the issued and outstanding shares of Common Stock whereby each outstanding share of Common Stock was exchanged for eight new shares of Common Stock. On June 20, 2013, the Company effected the stock split, which increased the issued and outstanding shares of Common Stock from 4,320,000 shares to 34,560,000 shares. The stock split has been applied retrospectively as presented in these financial statements and all related disclosures.

Common Stock Issuances

On various dates from September 25, 2012 through October 17, 2012, the Company sold a total of 16,160,000 shares of Common Stock at a price of $0.00125 per share to twenty-five (25) investors in exchange for total proceeds of $20,200.

On March 29, 2012, our former Chief Executive Officer, Viatcheslav Gelshteyn, purchased 56,000,000 shares of Common Stock, as adjusted for the 8:1 forward stock split completed on June 20, 2013, at an adjusted price of $0.000125 per share in exchange for proceeds of $7,000.

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 37,600,000 shares of Common Stock held by Mr. Pemble, as adjusted for the 8:1 forward stock split completed on June 20, 2013. As a result of this redemption, Mr. Pemble’s adjusted shareholdings decreased from 56,000,000 shares to 18,400,000 shares, which represented approximately 53% of the total shares of Common Stock then issued and outstanding.

During the nine months ended December 31, 2013, we issued 1,100,000 shares of Common Stock in exchange for $550,000.

On December 13, 2013, we issued 150,000 shares of Common Stock to a broker as a finder’s fee in exchange for services associated with our acquisition of the West Ranch Prospect. We valued the shares at their fair values on the grant date and increased the acquisition price and carrying value of the West Ranch Prospect by $154,500.

Contributed Capital

On May 31, 2013, the Company’s then majority stockholder, Viatcheslav Gelshteyn, entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshteyn sold 7,000,000 shares of Common Stock to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company. The debt forgiveness related to the loans was recognized as contributed capital.

Common Stock Payable

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Pemble will be entitled to receive 3,000,000 shares of Common Stock, which will be issued in increments of 1,000,000 shares on May 31 in 2014, 2015 and 2016. We valued these shares at their fair values on the grant date, and valued the total of the 3,000,000 shares at $1,500,000. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). Through December 31, 2013, we have charged general and administrative expense with $241,099 associated with Mr. Pemble’s Employment Agreement. The amount is included on the balance sheet as Common Stock Payable.

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended December 31, 2013 and the year ended March 31, 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2013 and March 31, 2013, the Company had approximately $316,456 and $31,236 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The components of the Company’s deferred tax asset are as follows:

	December 31, 2013	March 31, 2013

Net operating loss carry-forwards	$316,456	$31,236

	12/31/13	3/31/13
Deferred tax asset	110,760	10,933
Valuation allowance	(110,760)	(10,933)
Net deferred tax asset	$–	$–

Note 9 – Subsequent Events

On January 16, 2014, the Company entered into a Securities Purchase Agreement with Rooftop Investments Ltd., a company organized under the laws of the Marshall Islands, pursuant to which the Company issued 80,000 shares of Common Stock to the investor for an aggregate purchase price of $80,000, or $1.00 per share. The shares have not been registered with the Securities and Exchange Commission, or under any state securities laws, and were issued in reliance on an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

The proceeds from the sale will be used for general administrative purposes and to finance the Company’s plan of operations related to the West Ranch Prospect. The Securities Purchase Agreement was previously reported in Item 1.01 of the Current Report on Form 8-K, filed on January 21, 2014.

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

Overview and Outlook

The Company was incorporated in the State of Nevada on September 22, 2011. The Company was formed originally to provide interior design and architectural visualization, 3D rendering and architectural animation services. On May 31, 2013, the then majority stockholder, Viatcheslav Gelshteyn, entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshteyn sold 7,000,000 shares of Common Stock to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company in consideration of $50,000 in cash from Mr. Pemble. As a result of the Change in Control, Mr. Gelshteyn no longer owns any shares of Common Stock. In addition, Mr. Gelshteyn resigned his positions as the sole director and officer of the Company and Mr. Pemble was appointed as the Company’s sole director and as its Chief Executive Officer, President, Treasurer and Secretary. On June 5, 2013, the board of directors approved the dismissal of Ronald R. Chadwick, P.C. as its independent auditor and appointed M&K CPAS, LLC as its new independent auditor.

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 4,700,000 shares of Common Stock held by Mr. Pemble. As a result of this redemption, on June 10, 2013, Mr. Pemble’s shareholdings decreased from 7,000,000 shares to 2,300,000 shares, which represented approximately 53% of the total shares issued and outstanding.

On June 18, 2013, the Company received approval from FINRA to change its name from “Viatech Corp.” to “Gray Fox Petroleum Corp.” and to conduct an 8:1 forward stock split of the issued and outstanding shares of Common Stock whereby each outstanding share of Common Stock would be exchanged for eight new shares of Common Stock. On June 20, 2013, the Company effected the stock split, which increased the issued and outstanding shares of Common Stock from 4,320,000 shares to 34,560,000 shares. In connection with the Change in Control and the name change, on July 19, 2013, the Company’s ticker symbol on the OTCBB was changed from VTCH to GFOX.

As of January 24, 2014, the Company had 35,890,000 shares of Common Stock issued and outstanding.

Since the Company’s inception on September 22, 2011, it has not generated any revenues and, through the second quarter of fiscal year 2014, has incurred a cumulative net loss of $348,416. The Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. The Company has one full time employee, Lawrence Pemble, who serves as its sole officer and director.

The Company is currently an exploration stage company exploring oil and gas production opportunities. On December 2, 2013, Gray Fox completed the acquisition of 22 separate oil and gas leases issued by the BLM from FFMJ for an aggregate purchase price of $250,000. The leased land, known as the “West Ranch Prospect,” comprises 32,723 acres in the Butte Valley Oil Play Region in North Central Nevada. We have a 100% working interest and an 82% net revenue interest in the Leases. If the property is viable and can be developed, we will receive 82% of the net revenues generated from the property. As the leaseholder, we are responsible for evaluating, exploring, paying for and maintaining the Leases.

Our plan of operations for the next 12 months is to conduct geological mapping, gravity surveying and 2D seismic coverage on the West Ranch Prospect. To that end, we have developed an initial exploration plan to identify drilling targets. This initial exploration plan is designed to identify new drilling locations targeting certain geological formations that the Company believes may be capable of producing oil or natural gas in commercial quantities.

As a result of the acquisition of the Leases, the Company is no longer a “shell company,” as defined in Rule 12b-2 of the Exchange Act. This change in “shell company” status was previously reported in Item 5.06 of the Current Report on Form 8-K, filed on December 6, 2013, as amended.

In order for us to finance our operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Since the Company’s inception on September 22, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $556,849.

Results of Operations

Nine Months Ended December 31, 2013 versus 2012

Revenues:

The Company was established on September 22, 2011 and is in the exploration stage and had no revenues or operations during the nine months ended December 31, 2013 or 2012.

Lease Operating Expenses:

This is the first period in which we have reported lease operating expenses. The expense relates to the expensing of a portion of the three-year fee we pay to the State of Nevada for the Leases we purchased from FFMJ. We are obligated to pay these fees subsequent to the closing of the purchase of the West Ranch Prospect (see Note 4 to the financial statements). Amortization of these fees amounted to $1,465 for the nine months ended December 31, 2013, whereas we had no such fees for the same period in 2012.

General and Administrative:

General and administrative expense was $59,523 for the nine months ended December 31, 2013 compared to $24,399 for the same period in 2012, an increase of $35,124. General and administrative expenses consisted of bank fees, statutory reporting expenses, travel expenses, costs associated with changing our name, implementing an 8:1 forward stock split, getting our stock listed on the OTCBB and costs associated with evaluating our Nevada acquisition. We had fewer of these costs during the nine months ended December 31, 2012.

Officer Salaries:

Officer salaries expense was $311,099 for the nine months ended December 31, 2013 compared to zero for the same period in 2012. Of the amount in the current year, stock-based compensation was $241,099. This is due to our entry into the Employment Agreement with our new President and Chief Executive Officer that commenced with the Change in Control on May 31, 2013, consisting of an annual salary of $120,000 and the granting of stock-based compensation (see Note 7 to the financial statements). There was no officer compensation or employment agreement in place during the comparative nine month period ended December 31, 2012.

Professional Fees:

Professional fees expense was $152,847 for the nine months ended December 31, 2013 compared to zero for the same period in 2012. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense was primarily due to increased legal, accounting and audit fees related to the SEC filing costs necessary to implement the Change in Control, our name change and the 8:1 forward stock split that were incurred during the current year. We incurred no such costs for the nine months ended December 31, 2012.

Interest Expense:

Interest expense was $1,385 for the nine months ended December 31, 2013 compared to zero for the same period in 2012. The increase in interest expense was due to increased short term debt financing from our sole officer to finance the Change in Control and the shift in our business operations to the oil and gas industry.

Net Loss:

Net loss for the nine months ended December 31, 2013 was $526,319, or ($0.01) per share, compared to a net operating loss of $24,399, or ($0.00) per share, for the same period in 2012. Net operating loss increased primarily due to increased legal, accounting and audit fees related to the SEC filing costs necessary to implement the Change in Control, our name change and the 8:1 forward stock split and consulting costs associated with our acquisition of the West Ranch Prospect in Nevada.

Three Months Ended December 31, 2012 versus 2011

Revenues:

There were no revenues for the three months ended December 31, 2013 and 2012.

Lease Operating Expenses:

Current lease operating expenses relate to the expensing of a portion of the three-year fee we pay to the State of Nevada for the Leases we purchased from FFMJ. We are obligated to pay these fees subsequent to the closing of the purchase of the West Ranch Prospect (see Note 4 to the financial statements). For the three months ended December 31, 2013, we these amounts were $989 versus zero for the previous year.

General and Administrative:

General and administrative expense was $19,588 for the three months ended December 31, 2013 compared to $16,393 for the same period in 2012. General and administrative expenses consisted of bank fees, statutory reporting expenses, travel expenses, costs associated with changing our name, implementing an 8:1 forward stock split, getting our stock listed on the OTCBB and costs associated with evaluating our Nevada acquisition. We had fewer of these costs during the three months ended December 31, 2013.

Officer Salaries:

Officer salaries expense was $156,030 for the three months ended December 31, 2013 compared to zero for the same period in 2012. Of the amount in the current year, stock-based compensation was $126,030. This is due to our entry into the Employment Agreement with our new President and Chief Executive Officer that commenced with the Change in Control on May 31, 2013, consisting of an annual salary of $120,000 and the granting of stock-based compensation (see Note 7 to the financial statements). There was no officer compensation or employment agreement in place during the comparable three month period ended December 31, 2012.

Professional Fees:

Professional fees expense was $31,985 for the three months ended December 31, 2013 compared to zero for the same period in 2012. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees expense was primarily due to increased legal, accounting and audit fees related to the SEC filing costs necessary to implement the Change in Control, our name change and the 8:1 forward stock split that were incurred during the current year. We incurred no such costs for the three months ended December 31, 2013.

Interest Expense:

Interest expense was $547 for the three months ended December 31, 2013 compared to zero for the three months ended December 31, 2012. The increase in interest expense was due to increased short term debt financing from our sole officer to finance the Change in Control and the shift in our business operations to the oil and gas industry.

Net Loss:

Net loss for the three months ended December 31, 2013 was $209,139, or ($0.01) per share, compared to a net operating loss of $16,393, or ($0.00) per share, for the same period in 2012. Net operating loss increased primarily due to stock-based compensation, increased legal, accounting and audit fees related to the SEC filing costs necessary to implement the Change in Control, our name change and the 8:1 forward stock split and consulting costs associated with our acquisition of the West Ranch Prospect in Nevada.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our Common Stock and related-party debt financing. At December 31, 2013, we had working capital of $17,551 and negative cash flows from operations of $289,422 for the nine months ended December 31, 2013. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through Common Stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer, the President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are not effective at December 31, 2013 or March 31, 2013. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

During the three months ended December 31, 2013, we issued 200,000 shares to an accredited investor for $200,000.

We believe that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed Regulation S required restrictive legends on all certificates issued;
•	No offers or sales of stock under the Regulation S offering were made to persons in the United States; and
•	No direct selling efforts of the Regulation S offering were made in the United States.

(b)                 Use of Proceeds.

Of the $550,000 raised during the nine months ended December 31, 2013, we spent approximately $322,745 on direct and indirect costs of acquiring the West Ranch Prospect in Nevada (see Note 4 to the financial statements for a description of the property), $53,730 in costs associated with our statutory filing obligations, $70,000 in officer salary, $15,200 in interest and principal paid to our President and Chief Executive Officer, $17,500 on marketing and travel costs, and $70,000 of other costs associated with operating the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a)                 Other Information.

As a result of the acquisition of the Leases as described in Part I, Item 1 (see Note 1 to the financial statements) of this Quarterly Report on Form 10-Q, the Company is no longer a “shell company,” as defined in Rule 12b-2 of the Exchange Act. This change in “shell company” status was previously reported in Item 5.06 of the Current Report on Form 8-K, filed on December 6, 2013, as amended.

On January 16, 2014, the Company entered into a Securities Purchase Agreement with Rooftop Investments Ltd., a company organized under the laws of the Marshall Islands, pursuant to which the Company issued 80,000 shares of Common Stock to the investor for an aggregate purchase price of $80,000, or $1.00 per share. The shares have not been registered with the Securities and Exchange Commission, or under any state securities laws, and were issued in reliance on an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

The proceeds from the sale will be used for general administrative purposes and to finance the Company’s plan of operations related to the West Ranch Prospect. The Securities Purchase Agreement was previously reported in Item 1.01 of the Current Report on Form 8-K, filed on January 21, 2014.

(b)                 Changes to Procedures for Recommending Director Nominees.

None.

Item 6. Exhibits.

Exhibit No.	Document Description

10.1	Securities Purchase Agreement dated October 15, 2013 by and between Gray Fox Petroleum Corp. and Rooftop Investments Ltd. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.2	Securities Purchase Agreement dated November 11, 2013 by and between Gray Fox Petroleum Corp. and Rooftop Investments Ltd. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 15, 2013)

10.3	Securities Purchase Agreement dated January 16, 2014 by and between Gray Fox Petroleum Corp. and Rooftop Investments Ltd. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 21, 2014)

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GRAY FOX PETROLEUM CORP.

Date: January 24, 2014	By:	/s/ Lawrence Pemble
Lawrence Pemble, President

