Form 10-K
period 2014-03-31
Gray Fox Petroleum Corp.
filed 2014-06-27
CIK 1546589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-181683

GRAY FOX PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

NEVADA	99-0373721
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 600

Dallas, Texas 75219

(Address of principal executive offices)

(214) 665-9564

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,401,200.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of June 27, 2014, was 37,036,000 shares.

PART I

cautionary note regarding FORWARD-LOOKING STATEMENTS

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

In this Form 10-K references to “the Company”, “we,” “us,” and “our” refer to Gray Fox Petroleum Corp., a Nevada corporation.

Item 1. Business

Background

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

On May 31, 2013, the then majority stockholder, Viatcheslav Gelshteyn entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshteyn sold 7,000,000 shares of common stock, $0.001 par value per share, of the Company to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company in consideration of $50,000 in cash from Mr. Pemble. This transaction is referred to as the “Change in Control.” As a result of the Change in Control, Mr. Gelshteyn no longer owns any shares of the Company’s common stock and, as of May 31, 2013, Mr. Pemble held approximately 78% of the issued and outstanding shares. As part of this Change in Control, Mr. Gelshteyn resigned from his positions as the sole director and officer of the Company, and Mr. Pemble was appointed as the Company’s sole director and as its Chief Executive Officer, President, Treasurer and Secretary. On June 5, 2013, the board of directors approved the dismissal of Ronald R. Chadwick, P.C. as its independent auditor and appointed M&K CPAS, LLC as its new independent auditor.

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 4,700,000 shares of common stock held by Mr. Pemble. As a result of this redemption, Mr. Pemble’s shareholdings decreased from 7,000,000 shares to 2,300,000 shares, which represented approximately 53% of the total shares then issued and outstanding.

On June 18, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to change its name from “Viatech Corp.” to “Gray Fox Petroleum Corp.” and to conduct an 8:1 forward stock split of the issued and outstanding shares of common stock whereby each outstanding share of common stock would be exchanged for eight new shares of common stock. On June 20, 2013, the Company effected the stock split, which increased the number of issued and outstanding shares of common stock from 4,320,000 shares to 34,560,000 shares. In connection with the Change in Control and name change, on July 19, 2013, the Company’s ticker symbol on the OTCBB was changed from VTCH to GFOX.

The Company is a domestic oil and gas exploration and development company focused on the acquisition and exploration of oil and natural gas properties in the Western United States. The Company implements this business focus by pursuing interests in oil and natural gas properties through strategic lease acquisition activities.

On December 2, 2013, the Company completed the acquisition of 22 separate oil and gas leases (the “Leases”) issued by the Bureau of Land Management (the “BLM”) from FFMJ, LLC, a Nevada limited liability company (“FFMJ”), for an aggregate purchase price of $250,000. The leased land, known as the “West Ranch Prospect,” comprises 32,723 acres in the Butte Valley Oil Play Region in North Central Nevada. We have a 100% working interest and an 82% net revenue interest in the Leases. If the property is viable and can be developed, we will receive 82% of the net revenues generated from the property. As the leaseholder, we are responsible for evaluating, exploring, paying for and maintaining the Leases. In connection with our acquisition of the Leases, we have agreed to drill a test well with a surface and bottom hole location on the Leases for the purpose of hydrocarbon exploration and production. The test well must achieve a depth of 6,000 feet. If we fail to commence drilling with a rig capable of total depth on or before July 5, 2015, the Leases will be reassigned to FFMJ.

Our plan of operations for the next 12 months is to conduct geological mapping, gravity surveying and 2D seismic coverage on the West Ranch Prospect in order to determine the best location for drilling the initial test well. To that end, we have developed an initial exploration plan to identify drilling targets. This initial exploration plan is designed to identify new drilling locations targeting certain geological formations that the Company believes may be capable of producing oil or natural gas in commercial quantities.

As a result of the acquisition of the Leases, the Company is no longer a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This change in “shell company” status was previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 6, 2013, as amended by a Form 8-K/A filed on December 13, 2013.

Our fiscal year end is March 31. The Company has one full-time employee, Lawrence Pemble, our Chief Executive Officer, and no part-time employees.

Competitive Conditions

The oil and natural gas industry is highly competitive. We compete with private and public companies in all facets of the oil and natural gas business. Numerous independent oil and gas companies, oil and gas syndicators, and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resulting products worldwide. Most of our competitors have longer operating histories and substantially greater financial and other resources than we do.

Competitive conditions may be affected by various forms of energy legislation and/or regulation considered from time to time by the governments of the United States and the State of Nevada, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Government Regulation

Our current and future operations and exploration activities are or will be subject to various laws and regulations in the United States and in the State of Nevada. These laws and regulations govern the protection of the environment, conservation, prospecting, development, energy production, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the oil and gas industry. Permits, registrations or other authorizations may also be required to maintain our operations and to carry out our future oil and gas exploration and production activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

Governmental authorities have the power to enforce compliance with lease conditions, regulatory requirements and the provisions of required permits, registrations or other authorizations, and violators may be subject to civil and criminal penalties including fines, injunctions, or both. The failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties, and third parties may have the right to sue to enforce compliance.

We expect to be able to comply with all applicable laws and regulations and do not believe that such compliance will have a material adverse effect on our competitive position. We have obtained and intend to obtain all environmental permits, licenses and approvals required by all applicable regulatory agencies to maintain our current oil and gas operations and to carry out our future exploration activities. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations, and we believe that the operators of the properties in which we have an interest comply with all applicable laws and regulations. We intend to continue complying with all environmental laws and regulations, and at this time we do not anticipate incurring any material capital expenditures to do so.

Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Legislation affecting the oil and gas industry is subject to constant review, and the regulatory burden frequently increases. Changes in any of the laws and regulations could have a material adverse effect on our business, and in view of the many uncertainties surrounding current and future laws and regulations, including their applicability to our operations, we cannot predict their overall effect on our business.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Headquarters

The Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. We occupy approximately 180 square feet of office space under a lease that expires May 31, 2015 and includes an option for us, at our discretion, to renew the lease for up to 12 months beyond that date.

West Ranch Prospect

On December 2, 2013, Gray Fox completed the acquisition of 22 separate oil and gas leases issued by the BLM from FFMJ, LLC. The expiration dates of the Leases range from March 31, 2016 to July 31, 2017. The Leases exclude well or lease bonds in place with the Nevada Division of Minerals and/or the BLM. The leased land, known as the “West Ranch Prospect,” comprises 32,723 acres in the Butte Valley located in north central Nevada in Elko and White Pine Counties, 50 miles north of Ely, NV. The West Ranch Prospect is also located approximately 100 miles north of Railroad Valley's oilfields and approximately 60 miles east of Pine Valley's oilfields.

29N 61E
29N 62E
29N 63E
29N 64E
Marshall & Winston, Inc.
Currie Federal No. 1
8601ft TD
28N 61E
28N 62E
28N 63E
28N 64E
Elko
27N 61E
27N 63E
27N 64E
Marlin Oil Co.
Federal No. 1-4
9080ft TD
26N 62E
26N 63E
Marlin Oil Co.
Federal No. 1-5
10530ft TD
White Pine
25N 61E
25N 62E
25N 63E
25N 64E
24N 61E
24N 62E
24N 63E
24N 64E
Placid Oil Co.
Steptoe Federal No. 17-14
11700ft TD
0 2.5 5 10 15 20
Miles
Legend
West Ranch Outline
N

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us is contemplated, threatened or expected.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price For Registrant’s Common Equity, Related Stockholder Matters

Market Information

Since May 25, 2012, shares of our common stock, $0.001 par value per share, have been listed for quotation on the OTCBB under the symbol “VTCH.” In connection with the Change of Control and name change, on July 19, 2013, our ticker symbol on the OTCBB was changed to from VTCH to GFOX. There is no established trading market for our shares and shares of our common stock are very thinly traded.

The following sets forth the range of high and low trades for the periods indicated.  Data for the quarter ended June 30, 2013 is not included as there was only one trade as referenced in the first paragraph of this section.

	High		Low
Year Ended March 31, 2014
Q1 - Quarter Ended June 30, 2013	$	n/a	$	n/a
Q2 - Quarter Ended September 30, 2013		1.02		0.50
Q3 - Quarter Ended December 31, 2013		1.13		0.82
Q4 - Quarter Ended March 31, 2014		2.51		0.76

	High		Low
Year Ended March 31, 2013
Q1 - Quarter Ended June 30, 2012	$	n/a	$	n/a
Q2 - Quarter Ended September 30, 2012		n/a		n/a
Q3 - Quarter Ended December 31, 2012		n/a		n/a
Q4 - Quarter Ended March 31, 2013		n/a		n/a

As of April 16, 2014, there were four holders of record of our common stock, according to the books of our transfer agent. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks. As of June 27, 2014, there were 37,036,000 shares of common stock outstanding.

Dividends

The Company has not declared or paid cash dividends since its inception on September 22, 2011, and the Company has no current plans to pay any cash dividends on our common stock for the foreseeable future. To the extent we have earnings, we intend to retain such earnings for future operations and to finance the growth of the business. There are no restrictions in our amended and restated articles of incorporation or bylaws that restrict us from declaring or paying dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends when, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our ability to comply with Nevada law, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We have no stock option plans or other types of equity compensation program and have no plans to establish any such plans in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2014, we issued 1,230,000 shares to a single investor in a series of transactions for an aggregate of $730,000 in cash.. The shares were not registered with the Securities and Exchange Commission, or under any state securities laws, and were issued in reliance on an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The transactions occurred on the following dates:

Date	No. of Shares	Price Per Share	Proceeds
07/17/13	500,000	$0.30	$150,000
08/07/13	100,000	0.50	50,000
09/10/13	300,000	0.50	150,000
10/15/13	100,000	1.00	100,000
11/14/13	100,000	1.00	100,000
01/16/14	80,000	1.00	80,000
02/18/14	100,000	1.00	100,000
Totals	1,280,000		$730,000

In addition to the above, on December 13, 2013, we issued 150,000 shares to a consultant as partial compensation for his services. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, with respect to the issuance of these shares.

Purchase of Equity Securities by Issuer

None.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

Overview

The Company is a domestic oil and gas exploration and development company focused on the acquisition and exploration of oil and natural gas properties in the Western United States. On December 2, 2013, the Company completed the acquisition of 22 separate oil and gas leases issued by the BLM from FFMJ for an aggregate purchase price of $250,000. The West Ranch Prospect comprises 32,723 acres in the Butte Valley Oil Play Region in North Central Nevada. We have a 100% working interest and an 82% net revenue interest in the Leases. If the property is viable and can be developed, we will receive 82% of the net revenues generated from the property. As the leaseholder, we are responsible for evaluating, exploring, paying for and maintaining the Leases. . In connection with our acquisition of the Leases, we have agreed to drill a test well with a surface and bottom hole location on the Leases for the purpose of hydrocarbon exploration and production. The test well must achieve a depth of 6,000 feet. If we fail to commence drilling with a rig capable of total depth on or before July 5, 2015, the Leases will be reassigned to FFMJ.

Our plan of operations for the next 12 months is to conduct geological mapping, gravity surveying and 2D seismic coverage on the West Ranch Prospect in order to determine the best location for drilling the initial test well. To that end, we have developed an initial exploration plan to identify drilling targets. This initial exploration plan is designed to identify new drilling locations targeting certain geological formations that the Company believes may be capable of producing oil or natural gas in commercial quantities.

As a result of the acquisition of the Leases, the Company is no longer a “shell company,” as defined in Rule 12b-2 of the Exchange Act. This change in “shell company” status was previously reported in the Current Report on Form 8-K filed with the SEC on December 6, 2013, as amended by a Form 8-K/A filed on December 13, 2013.

Since the Company’s inception on September 22, 2011, it has not generated any revenues and, through the end of the fiscal year 2014, has incurred a cumulative net loss of $1,385,455. In order for us to finance our operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our common stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Current West Ranch Activities

As of April 2014, the Company had completed two phases of an eight-phase exploration plan designed to systematically reduce risk and optimize selection of one or more new drilling targets by incorporating the results of the two wells drilled to date.

The Company has made significant progress with respect to its exploration plan and is currently working on the remaining phases of exploration, which involves the acquisition of seismic data, the commencement of a well permitting process and the outlining of an effective drilling strategy.

In April 2014, Gaffney, Cline & Associates, an oil and gas consulting firm with offices in Houston, Texas, completed Phase II of an independent assessment of the oil and gas exploration potential of the West Ranch Prospect and surrounding areas. The report made a number of recommendations, including the proposed acquisition of close spacing 2D high resolution seismic over the residual gravity leads and, in the event the Chainman sandstone is oil-bearing, the viability of fracking by drilling an exploration well to the Guilmette in the shallowest structure to maximize the finding of liquids.

Previously, two test wells were drilled within the boundaries of what is now the Company’s West Ranch Prospect oil and gas lease position. According to a report undertaken by the Company’s Head of Exploration, Consultant Geologist William J. Ehni, neither well penetrated the deeper Guilmette carbonate, but the Permian section has returned multiple oil showings for both wells, indicating the potential for commercial accumulations of oil and gas near both well sites.

Exploration Plan Outline

Phase 1 - Acquire Gravity and Magnetic Data: (COMPLETED)

All available non-exclusive gravity and magnetic data in the areas of interest has been acquired, as well as any additional proprietary data. This data will then be used to reinterpret the West Ranch Prospect’s geology with a more complete data set than was initially used when selecting the two older wells. This action has the potential to reveal any targets the original two older wells may have missed.

Currently available non-exclusive data includes gravity data spanning 2,000 gravity stations and over 600 line miles of magnetic data. Supplemental data will include an additional 100 new gravity stations.

Phase 2 - Interpretation of Gravity, Mag and Surface Mapping: (COMPLETED)

The Company used all data sets, combined with surface geology and an air photo interpretation, to refine the structural parameters of the two already identified anticlinal structures. The aim of this process was to reach the crest of those structures, while simultaneously identifying any additional structures that might host commercial quantities of oil and gas. This aim was achieved through the use of gravity data to identify faults, structural highs and Tertiary basin geometry. Magnetic data was also used to delineate faults and a magnetic basement structure.

This interpretation relies on “ground truth” established in the two existing wells, while focusing on possible structural highs that are updip from oil shows observed near these wells. Exploring for structural highs near the historical wells, and/or moving updip from these wells, will be the main focus of the Company’s exploration efforts.

Phase 3 - Seismic Permitting: (IN PROGRESS)

A contractor/seismic company will be hired to handle the BLM and Nevada private property permitting process for seismic data acquisition. This process occurs at the point of acquisition.

Phase 4 - Acquire Seismic Data : (IN PROGRESS)

Seismic data will be acquired, as available, across any potential traps or structures near the two existing wells. This will be done in order to map any structures identified in the gravity and magnetic data as accurately as possible, while also reducing the risk of any subsequent drilling efforts. It is estimated that at least 10 miles of existing data will be located and acquired. In order to satisfactorily evaluate the Leases and tie the two existing wells together with outcrop control, at least 30 miles of new seismic data will be required.

Phase 5 - Interpret Data Sets: (IN PROGRESS)

A complete geologic and geophysical interpretation will enhance the possibility of locating a successful oil and gas drill site. Through the acquisition of additional seismic and gravity data, drilling targets of wells that might have been missed will be identified.

In turn, the Company will attempt to reach the crest of the two identified anticlinal structures.

Phase 6 - Define Drilling Location(s) and Reserves Assessment: (IN PROGRESS)

At this stage in the exploration plan, we will define exploration well location(s). The Company will obtain a petroleum engineer's assessment of potential reserves for target-horizons through an independent third party.

Phase 7 - Commence Well Permitting Process:

As we commence the well permitting process, surface and target locations may be revised or amended at a later stage.

Phase 8 - Decide on Drilling Strategy:

During this phase, the Company may decide to (a) pursue drilling on an individual basis, (b) seek an outside drilling partner, or (c) forego drilling at this time.

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

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported for the fiscal years ending on March 31, 2013 and March 31, 2014 and the period from September 22, 2011 (inception) to March 31, 2014. We have summarized our most significant accounting policies.

Exploration Stage Company

The Company is currently considered an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception (September 22, 2011) to the current balance sheet date. An entity remains in the exploration stage until such time as, among other factors, revenues have been realized.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand for the periods presented herein.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, FASB established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at September 22, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has had no compensation expense related to stock based compensation since its inception.

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

Uncertain Tax Positions

In accordance with ASC 740, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Recently Issued Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012 for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. This ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, FASB issued Accounting Standards Update ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

Results of Operations

Year Ended March 31, 2014 versus 2013

We incurred a net loss $1,354,219 for the year ended March 31, 2014 (or $0.02 per share) versus a net loss of $31,012 in the same period in 2013 ($0.00 per share).

Revenues

The Company had no revenues or operations during the year ended March 31, 2014, 2013 and the period from September 22, 2011 (inception) to March 31, 2014.

General and Administrative Expenses

General and administrative expenses were $101,985 during the year ended March 31, 2014 versus $19,726 for the previous year. The increase is due mostly to increases in advertising and travel costs.

Officer Salaries

Officer salaries were $464,386 for the year ended March 31, 2014 versus zero for the previous fiscal year. Of the $464,386, $100,000 represents cash payments pursuant to Lawrence Pemble, our Chief Executive Officer, pursuant to his employment agreement of May 31, 2013. The balance of the expense, or $34,386, represents the accrual of the value of Mr. Pemble’s first tranche of stock-based compensation, 1,000,000 shares which were issued June 20, 2014.

Professional Fees

Professional fees for the year ended March 31, 2014 were $183,493 versus $10,972 in the previous year. The increase is due to statutory filing costs and geological expenses related to our West Ranch Prospect.

Asset Impairments

As is discussed in Note 4 to the financial statements, we impaired the carrying value of the West Ranch Prospect in the amount of $602,619. We had no such impairment charge in the previous year.

Interest Expense

Interest expense was $1,436 for the year ended March 31, 2014 versus $314 for the previous year. Interest expense is comprised entirely from related-party loans made by our Chief Executive Officer, Lawrence Pemble.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2014 and 2013.

	March 31
	2014	2013
Total assets	$7,419	$4,874
Accumulated deficit	(1,385,455)	(31,236)
Stockholders' equity (deficit)	(102,192)	(3,722)
Working capital	(102,192)	(3,722)

Our principal source of operating capital has been provided from private sales of our common stock. At March 31, 2014, we had a negative working capital position of $102,192. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have capital expenditure and working capital needs in excess of the cash flow from our operations and borrowing capacity and we do not currently have the liquidity or capital resources to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity. We maintain an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, we will need to substantially increase revenues from their current levels in order to achieve operating profitability. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Our funding sources for the fiscal years ended March 31, 2014 and 2013 have been as follows:

Debt Instruments, Guarantees, and Related Covenants

The Company received unsecured loans to fund operations in the amount of $0 and $7,700 during the year ended March 31, 2014 and 2013, respectively. The unsecured loans in 2013 were from our former CEO, Viatcheslav Gelshteyn and were non-interest bearing and due on demand. On May 31, 2013, Mr. Gelshteyn forgave these loans in connection with the Change in Control.

Sales of Common Stock

During the fiscal year ended March 31, 2014, the Company issued 1,230,000 shares to a single investor in a series of transactions for an aggregate of $730,000 in cash.

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

As of March 31, 2014, our balance of cash on hand was $7,419. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party debt financing, and/or traditional bank financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

INDEX TO GRAY FOX PETROLEUM CORP.’S FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of March 31, 2014 and 2013	F-2

Consolidated Statement of Operations for the years ended March 31, 2014 and 2013 and for the period from September 22, 2011 (inception) to March 31, 2014	F-3

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014 and 2013	F-4

Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013 and 2013 and for the period from September 22, 2011 (inception) to March 31, 2014	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Gray Fox Petroleum Corp.

3333 Lee Parkway, Suite 600

Dallas, Texas 75219

We have audited the accompanying balance sheets of Gray Fox Petroleum Corp. (An Exploration Stage Company) as of March 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. The financial statements for the period from September 22, 2011 (inception) to March 31, 2014, insofar as it relates to amounts for prior periods through March 31, 2012, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gray Fox Petroleum Corp. (An Exploration Stage Company) as of March 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 27, 2014

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Cash and equivalents	$7,419	$447
Prepaid expenses	–	4,427
Total current assets	7,419	4,874

Oil and gas properties - unproved (full cost method)	–	–
Total non-current assets	–	–

TOTAL ASSETS	7,419	4,874

CURRENT LIABILITIES
Accounts payable and accrued expenses	$109,004	$472
Accrued expenses, related party	607	–
Notes payable, related party	–	8,124

TOTAL CURRENT LIABILITIES	109,611	8,596

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, authorized 75 million, 35,940,000 and 72,160,000 issued and outstanding at March 31, 2014 and 2013, respectively.	35,940	72,160
Additional paid-in capital	882,937	(44,646)
Common stock payable	364,386	–
Deficit accumulated during the exploration phase	(1,385,455)	(31,236)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(102,192)	(3,722)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,419	$4,874

The accompanying notes are an integral part of the consolidated financial statements.

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,		September 22, 2011 (Inception) to March 31,
	2014	2013	2014

Revenue	$–	$–	$–

Operating expenses:
General and administrative	101,985	19,726	121,935
Officer salaries	464,386	–	464,386
Professional fees	183,493	10,972	194,465
Asset impairments	602,919	–	602,919
Net operating loss	(1,352,783)	(30,698)	(1,383,705)

Other expense:
Interest expense, related party	(1,436)	(314)	(1,750)

NET LOSS	$(1,354,219)	$(31,012)	$(1,385,455)

Net loss per share, basic and fully diluted	$(0.03)	$(0.00)
Weighted average number of shares outstanding	42,606,219	63,548,932

The accompanying notes are an integral part of the consolidated financial statements.

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock,		Additional	Common	Exploration	Total Deficit
	Par Value $0.001		Paid In	Stock	Stage	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balances at inception (September 22, 2011)	–	$–	$–		$–	$–
Common stock sold to founders	56,000,000	56,000	(49,000)			7,000
Net loss, 9/22/11 to 3/31/12					(224)	(224)
Balances, 3/31/12	56,000,000	56,000	(49,000)	–	(224)	6,776

Imputed interest on non-interest-bearing related party debt	–	–	314	–	–	314
Common stock sold for cash	16,160,000	16,160	4,040	–	–	20,200
Net loss					(31,012)	(31,012)
Balances, 3/31/13	72,160,000	72,160	(44,646)	–	(31,236)	(3,722)

Related-party forgiveness of debt	–	–	8,363	–	–	8,363
Cancellation of shares, related party	(37,600,000)	(37,600)	37,600	–	–	–
Common stock sold for cash	1,230,000	1,230	728,770	–	–	730,000
Common stock issued for property acquisitions	150,000	150	152,850			153,000
Officer stock-based compensation				364,386	–	364,386
Net loss					(1,354,219)	(1,354,219)

Balances, 3/31/14	35,940,000	$35,940	$882,937	$364,386	$(1,385,455)	$(102,192)

The accompanying notes are an integral part of the consolidated financial statements.

GRAY FOX PETROLEUM CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,		September 22, 2011 (Inception) to March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,354,219)	$(31,012)	$(1,385,455)

Adjustments to reconcile net loss with cash used in operations:
Impairment of oil and gas property	602,919	–	602,919
Imputed interest on non-interest bearing related party debts	–	314	314
Stock-based compensation	364,386	–	364,386
Change in operating assets and liabilities:			–
Prepaid expenses	4,427	(4,427)	–
Accounts payable and accrued liabilities	108,533	472	109,005
Accounts payable, related party	607	–	607
Net cash used in operating activities	(273,347)	(34,653)	(308,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas property	(250,370)	–	(250,370)
Lease and survey costs	(199,549)	–	(199,549)
Net cash used in investing activities	(449,919)	–	(449,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	$34,435	$7,700	$42,559
Principal payments on related-party note payable	(34,197)	–	(34,197)
Proceeds from the sale of common stock	730,000	20,200	757,200
Net cash provided by financing activities	730,238	27,900	765,562

Net increase/(decrease) in cash	6,972	(6,753)	7,419
Cash at beginning of period	447	7,200	–
Cash at end of period	$7,419	$447	$7,419

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,817	$–	$1,817
Cash paid for income taxes	–	–	–

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Forgiveness of debt, related party	$8,363	$–	8,363
Shares issued for property acquisition	153,000	–	153,000
Par value of cancelled shares, related party	37,600	–	37,600

The accompanying notes are an integral part of the consolidated financial statements.

GRAY FOX PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Gray Fox Petroleum Corp. (formerly Viatech Corp.) (“Gray Fox” or the “Company”) was incorporated in the State of Nevada on September 22, 2011. The Company was formed to provide interior design and architectural visualization, 3D rendering and architectural animation services. On May 31, 2013, the then majority stockholder, Viatcheslav Gelshteyn, entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshteyn sold 7,000,000 shares of common stock, $0.001 par value per share, of the Company to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company in consideration of $50,000 in cash from Mr. Pemble. This transaction is referred to as the “Change in Control.” As a result of the Change in Control, Mr. Gelshteyn no longer owns any shares of common stock. In addition, Mr. Gelshteyn resigned from his positions as the sole director and officer of the Company, and Mr. Pemble was appointed as the Company’s sole director and as its Chief Executive Officer, President, Treasurer and Secretary. On June 5, 2013, the board of directors approved the dismissal of Ronald R. Chadwick, P.C. as its independent auditor and appointed M&K CPAS, LLC as its new independent auditor.

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 4,700,000 shares of common stock held by Mr. Pemble. As a result of this redemption, Mr. Pemble’s shareholdings decreased from 7,000,000 shares to 2,300,000 shares, which represented approximately 53% of the total shares then issued and outstanding.

On June 18, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to change its name from “Viatech Corp.” to “Gray Fox Petroleum Corp.” and to conduct an 8:1 forward stock split of the issued and outstanding shares of common stock whereby each outstanding share of common stock would be exchanged for eight new shares of common stock. On June 20, 2013, the Company effected the stock split, which increased the number of issued and outstanding shares of common stock from 4,320,000 shares to 34,560,000 shares. In connection with the Change in Control and the name change, on July 19, 2013, the Company’s ticker symbol on the OTCBB was changed from VTCH to GFOX.

The Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. The Company has one full-time employee, Lawrence Pemble, who serves as its sole officer and director.

Gray Fox is a domestic oil and gas exploration and development company focused on the acquisition and exploration of oil and natural gas properties in the Western United States. The Company implements this business focus by pursuing interests in oil and natural gas properties through strategic lease acquisition activities.

On December 2, 2013, the Company completed the acquisition of 22 separate oil and gas leases (the “Leases”) issued by the Bureau of Land Management (the “BLM”) from FFMJ, LLC, a Nevada limited liability company (“FFMJ”), for an aggregate purchase price of $250,000. The leased land, known as the “West Ranch Prospect,” comprises 32,723 acres in the Butte Valley Oil Play Region in North Central Nevada. We have a 100% working interest and an 82% net revenue interest in the Leases. If the property is viable and can be developed, we will receive 82% of the net revenues generated from the property. As the leaseholder, we are responsible for evaluating, exploring, paying for and maintaining the Leases. . In connection with our acquisition of the Leases, we have agreed to drill a test well with a surface and bottom hole location on the Leases for the purpose of hydrocarbon exploration and production. The test well must achieve a depth of 6,000 feet. If we fail to commence drilling with a rig capable of total depth on or before July 5, 2015, the Leases will be reassigned to FFMJ.

As a result of the acquisition of the Leases, the Company is no longer a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. This change in “shell company” status was previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 6, 2013, as amended by a Form 8-K/A filed on December 13, 2013.

Our plan of operations for the next 12 months is to conduct geological mapping, gravity surveying and 2D seismic coverage on the West Ranch Prospect in order to determine the best location to drill the initial test well. To that end, we have developed an initial exploration plan to identify drilling targets. This initial exploration plan is designed to identify new drilling locations targeting certain geological formations that the Company believes may be capable of producing oil or natural gas in commercial quantities.

Basis of Presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and is stated in U.S. currency have been prepared by the Company pursuant to the rules and regulations of the SEC.

The Company has adopted a fiscal year end of March 31.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Exploration Stage Company

The Company is currently considered an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception (September 22, 2011) to the current balance sheet date. An entity remains in the exploration stage until such time as, among other factors, revenues have been realized.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand for the periods presented herein.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, FASB established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

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

Uncertain Tax Positions

In accordance with ASC 740, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Impairment of Oil and Gas Properties

We assess proved crude oil and natural gas properties and other investments for possible impairment whenever events or circumstances indicate that the recorded carrying values of the assets may not be recoverable. We recognize an impairment loss as a result of an event that causes us to consider the possibility that impairment may have occurred and when the estimated undiscounted future cash flows from a property or other investment are less than the carrying value. If impairment is indicated, the carrying values are written down to fair value, which, in the absence of comparable market data, is estimated using a discounted cash flow method.

During the year ended March 31, 2014, we impaired the West Ranch Prospect due to the fact that the future cash flows were undeterminable. We therefore charged the $602.919 impairment as loss.

Recently Issued Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012 for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. This ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, FASB issued Accounting Standards Update ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $1,385,455, and used net cash in operating activities of $273,347 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing oil and gas production opportunities on the Leases. To that end, the Company has developed an initial exploration plan to identify new drilling locations on the West Ranch Prospect. In addition, the Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

Management Changes

On May 31, 2013, the Company’s then majority stockholder, Viatcheslav Gelshteyn, entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshteyn sold 7,000,000 shares of common stock, $0.001 par value per share, of the Company to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company in consideration for $50,000 in cash from Mr. Pemble. This transaction is referred to as the “Change in Control.” As a result of the Change in Control, Mr. Gelshteyn no longer owns any shares of common stock. As of March 31, 2014, Mr. Pemble held approximately 51.2% of the issued and outstanding shares of common stock. As part of the Change in Control, Mr. Gelshteyn resigned from his positions as the sole director and officer of the Company, and Mr. Pemble was appointed as the Company’s sole director and as its Chief Executive Officer, President, Treasurer and Secretary.

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

On June 18, 2013, the Company received approval from FINRA to conduct an 8:1 forward stock split of the issued and outstanding shares of common stock whereby each outstanding share of common stock was exchanged for eight new shares of common stock. On June 20, 2013, the Company effected the stock split, which increased the number of issued and outstanding shares of common stock from 4,320,000 shares to 34,560,000 shares.

Employment Agreement

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. The Employment Agreement was effective as of May 31, 2013, the date on which Mr. Pemble acquired a controlling interest in the Company. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until terminated by either party in accordance with its terms. Mr. Pemble will be paid a base salary of $120,000 per year. Mr. Pemble will also be entitled to receive 3,000,000 shares of common stock, which will be issued in increments of 1,000,000 shares on May 31 in 2014, 2015 and 2016. The first tranche of 1,000,000 shares were issued June 20, 2014. The Employment Agreement may be terminated (i) at any time by the Company for “cause”, (ii) upon 60 days’ written notice by either party for any reason, (iii) at any time by Mr. Pemble for “good reason”, or (iv) by either party at the end of the initial term or any subsequent terms. The Employment Agreement also terminates immediately upon Mr. Pemble’s death or disability. If Mr. Pemble’s employment is terminated for “cause” by the Company, or if he voluntarily resigns without “good reason”, then he will forfeit any shares of common stock that have not vested as of the date of such termination or resignation. If Mr. Pemble’s employment is terminated for any other reason, he will be entitled to receive three months of his then-current base salary and the full 3,000,000 shares of common stock.

Related-Party Notes Payable

A portion of the operating capital was provided personally by our Chief Executive Officer, Lawrence Pemble. The loans and repayments are shown in Note 6 below.

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

In addition to the costs associated with obtaining the Leases, we have incurred $141,108 in geological and geophysical costs associated with the completion of a Phase II of an independent assessment of the oil and gas exploration potential of the West Ranch Prospect and surrounding areas. To date, we have been provided historic magnetic and gravity geological mapping data across the entire West Ranch Prospect, an independent technical and economic due diligence report to help determine the oil and gas potential, and five miles of historic 2D seismic data with the West Ranch Prospect.

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount, which is generally defined as its future discounted cash flows. At March 31, 2014, we have not yet conducted an evaluation of the potential oil and gas reserves, if any, that may exist in the West Ranch Prospect, and therefore cannot estimate future cash flows. Management is therefore unable to determine whether the carrying value of the West Ranch Prospect exceeds its recoverable amount and have recorded an impairment expense against the full carrying value of the West Ranch Prospect. The amount of this impairment was $602,919.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2014 and 2013, respectively:

	Level 1	Level 2	Level 3
MARCH 31, 2014
Assets
Cash	$7,419	$–	$–
Total assets	7,419	–	–

Liabilities
Notes payable, related party	$–	$–	$–
Total liabilities	–	–	–

MARCH 31, 2013
Assets
Cash	$447	$–	$–
Total assets	447	–	–

Liabilities
Notes payable, related party	$–	$8,124	$–
Total liabilities	–	8,124	–

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended March 31, 2014 or 2013.

Note 6 – Notes Payable, Related Party

The following transactions affected Notes Payable, Related party from March 31, 2013 to March 31, 2014:

Transactions with Previous Chief Executive Officer
Due to former Chief Executive Officer at March 31, 2013	$8,124
Cash loans and expenses paid by previous CEO	672
Partial repayment of loans to previous CEO	(433)
Forgiveness of debt by previous CEO	(8,363)
Balance due officer at point of change in control	–

Transactions with Current Chief Executive Officer
Cash advances	701
Expenses paid on behalf of the Company	33,063
Loan repayments	(33,764)
Balance March 31, 2014	$–

The Company recorded interest expense in the amount of $1,436 and $-0- for the years ended March 31, 2014 and 2013, respectively, related to these related-party balances. During the year ended March 31, 2014, the Company repaid Mr. Pemble a total of $36,252, including $1,817 of accrued interest.

Note 7 – Stockholders’ Equity

The Company has authorized 75,000,000 shares of common stock, $0.001 par value per share.

On June 18, 2013, the Company received approval from FINRA to conduct an 8:1 forward stock split of the issued and outstanding shares of common stock whereby each outstanding share of common stock was exchanged for eight new shares of common stock. On June 20, 2013, the Company effected the stock split, which increased the number of issued and outstanding shares of common stock from 4,320,000 shares to 34,560,000 shares. The stock split has been applied retrospectively as presented in these financial statements and all related disclosures.

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

During the fiscal year ended March 31, 2014, the Company issued 1,230,000 shares to a single investor in a series of transactions for an aggregate of $730,000 in cash.

On December 13, 2013, we issued 150,000 shares of common stock to a broker as a finder’s fee in exchange for services associated with our acquisition of the West Ranch Prospect. We valued the shares at their fair values on the grant date and increased the acquisition price and carrying value of the West Ranch Prospect by $153,000.

Contributed Capital

On May 31, 2013, the Company’s then majority stockholder, Viatcheslav Gelshteyn, entered into a stock purchase agreement with Lawrence Pemble pursuant to which Mr. Gelshteyn sold 7,000,000 shares of common stock to Mr. Pemble and forgave $8,363 in stockholder loans he had made to the Company. The debt forgiveness related to the loans was recognized as contributed capital.

Common Stock Payable

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Pemble will be entitled to receive 3,000,000 shares of common stock, which will be issued in increments of 1,000,000 shares on May 31 in each of 2014, 2015 and 2016. The first tranche of 1,000,000 shares were issued June 20, 2014. We valued these shares at their fair values on the grant date, and we valued the total of the 3,000,000 shares at $1,500,000. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). Through March 31, 2014, we have charged general and administrative expense with $364,386 associated with Mr. Pemble’s Employment Agreement. The unamortized portion is included on the balance sheet as Common Stock Payable.

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended March 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2014 and 2013, the Company had approximately $1,021,069 and $316,456 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The components of the Company’s deferred tax asset are as follows:

	March 31,
	2014	2013

Net operating loss carry-forwards	$409,787	$316,456

Deferred tax asset	143,425	110,760
Valuation allowance	(143,425)	(110,760)
Net deferred tax asset	$–	$–

Note 9 – Subsequent Events

On April 11, 2014, we sold 96,000 shares of common stock for $80,000 in cash.

On June 20, 2014, we issued 1 million shares to Lawrence Pemble pursuant to his employment agreement.

On May 29, 2014, the board of directors engaged Randall Newton to serve as Chief Financial Officer. The details of the employment agreement and compensation are included in form 8-K, filed June 2, 2014 and is herein incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a-15(e). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure because of the material weaknesses described below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management, being our sole executive officer, Mr. Pemble, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of March 31, 2014, we did not maintain effective controls over financial reporting. Specifically, segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

•	As of March 31, 2014, we did not maintain effective controls over financial reporting. Specifically, our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

The Company intends to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. We intend to take measures to cure the aforementioned material weaknesses as resources become available, including, but not limited to, the following:

•	We intend to hire additional staff as resources become available to maintain proper segregation of duty; and

•	We intend to expand our board of directors and establish an audit committee as resources become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the fiscal year ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The sole director and officer of the Company is set forth below. The director will hold office until the next annual meeting of the stockholders or until his successor is duly elected and qualified. Vacancies in the existing board of directors are filled by a majority vote of the remaining directors. The officers serve at the will of our board of directors.

Name	Positions	Age
Lawrence Pemble	Director, Chief Executive Officer, President, Treasurer and Secretary	26

Lawrence Pemble: Lawrence Pemble, age 26, was appointed Director, Chief Executive Officer, President, Treasurer and Secretary of the Company on May 31, 2013. From 2012 to April 2013, Mr. Pemble served as a project manager for Crest African Mining, Ltd., a mining and resource company. As a project manager, Mr. Pemble oversaw the company's African operations, conducted feasibility studies on mineral and energy exploration projects across Africa and established various working projects that he managed from their initial grass roots phases. From 2010 to 2012, Mr. Pemble was employed by Centrica, Europe’s largest energy company, as a front line Manager and Project Strategist. Mr. Pemble served as a Royal Marine from 2004 until 2010, and was commissioned as an Officer in 2006. Mr. Pemble was chosen to be a director because of his background in the mining and exploration industries.

Term of Office

All directors have a term of office expiring at the next annual meeting of the Company, unless reelected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Family Relationships

No family relationship exists among any of the directors or executive officers of the Company.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company only has one director and officer, who is the only full-time employee of the Company. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees, appoints additional officers and directors and begins operations.

Board Committees

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its board of directors. The sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company has no operations and its sole employee is the sole director and the majority stockholder of the Company. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as the Company’s business and operations develop.

Audit Committee Financial Expert

Mr. Pemble does not qualify as an audit committee financial expert. The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the exploration stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

Legal Proceedings Involving Directors, Executive Officers and Certain Beneficial Owners

No director or executive officer has appeared as a party in any legal proceeding material to an evaluation of his or ability or integrity during the past ten years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year ended March 31, 2014.

Item 11. Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended March 31, 2014 and 2013, to our named executive officers.

Name and Principal Position	Year	Salary	Stock Awards (1)	Total
Lawrence Pemble	2014	$100,000	$366,100	$466,100
Chief Executive Officer	2013	–	–	–

Viatcheslav Gelshteyn (2)	2014	–	–	–
Chief Executive Officer	2013	–	–	–

1.	The amount reported in this column reflects the aggregate grant date fair value of the stock awards granted to our named executive officers. The amount is determined in accordance with ASC Topic 718. The actual amount of compensation realized, if any, by our named executive officer may differ from the amounts presented in the table. The stock awards will be issued in increments of 1,000,000 shares on May 31 in each of 2014, 2015 and 2016. The above table includes only the value accrued, through March 31, 2014, of the first tranche of shares due to Mr. Pemble on May 31, 2014. These shares were issued June 20, 2014.
2.	Mr. Gelshteyn resigned from his positions as President, Chief Executive Officer, Secretary, Treasurer and Director, which he held since the Company’s inception on September 22, 2011, in connection with the Change in Control on May 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of shares of stock that have not vested	Market value of shares of stock that have not vested
Lawrence Pemble	2,000,000	$2,580,000 (1)

Viatcheslav Gelshteyn	–	$–

1.	Market value was determined by multiplying the closing market price of the Company’s common stock on March 31, 2014 of $1.29 per share by the number of unvested shares.

On May 31, 2013, we granted a total of 3,000,000 shares of our common stock to Mr. Pemble in connection with his appointment as our Chief Executive Officer. The stock awards will be issued in increments of 1,000,000 shares on May 31 in each of 2014, 2015 and 2016. The first tranche of 1,000,000 shares was issued on June 20, 2014.

Employment Contracts

On July 8, 2013, the Company entered into an Employment Agreement with Mr. Pemble regarding his position as President and Chief Executive Officer of the Company. The Employment Agreement was effective as of May 31, 2013, the date on which Mr. Pemble acquired a controlling interest in the Company. The Employment Agreement has an initial term of three years and will automatically renew for successive one-year periods until terminated by either party in accordance with its terms. Mr. Pemble will be paid a base salary of $120,000 per year. Mr. Pemble will also be entitled to receive 3,000,000 shares of common stock, which will be issued in increments of 1,000,000 shares on May 31 in 2014, 2015 and 2016. The first tranche of 1,000,000 shares was issued June 20, 2014. The Employment Agreement may be terminated (i) at any time by the Company for “cause”, (ii) upon 60 days’ written notice by either party for any reason, (iii) at any time by Mr. Pemble for “good reason”, or (iv) by either party at the end of the initial term or any subsequent terms. The Employment Agreement also terminates immediately upon Mr. Pemble’s death or disability. If Mr. Pemble’s employment is terminated for “cause” by the Company, or if he voluntarily resigns without “good reason”, then he will forfeit any shares of common stock that have not vested as of the date of such termination or resignation. If Mr. Pemble’s employment is terminated for any other reason, he will be entitled to receive three months of his then-current base salary and the full 3,000,000 shares of common stock.

Director Compensation

We currently have no formal plan for compensating our directors for their services in their capacity as directors. Mr. Pemble, our sole director, is not compensated for his role as a director. His compensation as Chief Executive Officer is set forth in the Summary Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership by Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 20, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Gray Fox Petroleum Corp., 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

Name of Beneficial Owner	Shares Beneficially Held	Percent of Common Stock

Officers and Directors:
Lawrence Pemble	19,400,000 (1)	52.4%
Executive officers as a group	19,400,000 (1)	52.4%

5% or more Beneficial Owners (Excluding Mr. Pemble):
Common stock	–	0.0%
	–	0.0%
1.	Represents 18,400,000 shares held by the beneficial owner and 1,000,000 shares that will vest within 60 days.

Equity Compensation Plans

We have no stock option plans or other equity compensation plans and none are planned for the foreseeable future.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There were no transactions since April 1, 2013, nor is there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Quotations for the Company’s common stock are entered on the OTCBB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in the applicable listing standards of the NASDAQ Capital Market.

Under NASDAQ Equity Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Lawrence Pemble, is also the Company’s principal executive officer and, consequently, the Company does not have any independent directors.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by M&K CPAs for the audit of the Company’s annual financial statements for the years ended March 31, 2014 and 2013, and fees billed for other services rendered by M&K during those periods.

	Year Ended March 31,
Fee Category	2014	2013
Audit fees	$11,050	$7,750
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$11,050	$7,750

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Viatech Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 11, 2013)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2012)
10.1	Agreement for Redemption of Shares of Common Stock dated June 10, 2013, by and between the Company and Lawrence Pemble (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2013)
10.2	Stock Purchase Agreement dated as of May 14, 2013 by and between Viatcheslav Gelshteyn and Lawrence Pemble (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on June 24, 2013)
10.3	Lease Purchase Agreement dated July 5, 2013 by and between FFMJ, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2013)
10.4	Employment Agreement dated as of May 31, 2013 by and between the Company and Lawrence Pemble (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2013)
10.5	Securities Purchase Agreement dated July 17, 2013 by and between the Company and Rooftop Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2013)
10.6	Securities Purchase Agreement dated September 9, 2013 by and between the Company and Rooftop Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2013)
10.7	Securities Purchase Agreement dated October 15, 2013 by and between the Company and Rooftop Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2013)
10.8	Securities Purchase Agreement dated November 11, 2013 by and between the Company and Rooftop Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2013)
10.9	Securities Purchase Agreement dated January 16, 2014 by and between the Company and Rooftop Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014)
10.10	Securities Purchase Agreement dated February 18, 2014 by and between the Company and Rooftop Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2014)
10.11	Consulting Agreement dated May 29, 2014 by and between Gray Fox Petroleum Corp. and Randall Newton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)
16.1	Letter dated June 10, 2013 from Ronald R. Chadwick, P.C. (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on June 10, 2013)
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a). promulgated under the Securities and Exchange Act of 1934, as amended
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Labels Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY FOX PETROLEUM CORP.

/s/ Lawrence Pemble	June 27, 2014
Lawrence Pemble Principal Executive Officer Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Lawrence Pemble	June 27, 2014
Lawrence Pemble Sole Director	Date

