Form 10-Q
period 2014-06-30
Gray Fox Petroleum Corp.
filed 2014-08-06
CIK 1546589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

As of July 25, 2014, the issuer had 37,125,889 shares of common stock, $0.001 par value per share, issued and outstanding.

GRAY FOX PETROLEUM CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY FOX PETROLEUM CORP.

BALANCE SHEETS

	June 30, 2014 (Unaudited)	March 31, 2014
ASSETS
Cash and equivalents	$–	$7,419
Total current assets	–	7,419

Oil and gas properties - unproved (full cost method)	–	–
Other property, plant and equipment, net	2,550	–
Total non-current assets	2,550	–

TOTAL ASSETS	2,550	7,419

CURRENT LIABILITIES
Accounts payable and accrued expenses	$123,585	$109,004
Accrued expenses, related party	17,496	607

TOTAL CURRENT LIABILITIES	141,081	109,611

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, authorized 75 million, 37,036,000 and 35,940,000 issued and outstanding at June 30, 2014 and March 31, 2014, respectively.	37,036	35,940
Additional paid-in capital	1,461,841	882,937
Common stock payable	68,734	364,386
Accumulated deficit	(1,706,142)	(1,385,455)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(138,531)	(102,192)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,550	$7,419

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2014	2013

Revenue	$–	$–

Operating expenses:
Lease operating	719	–
General and administrative	23,868	13,987
Officer salaries	239,348	10,000
Professional fees	34,481	42,927
Depreciation, depletion and amortization	234	–
Asset impairments	22,037	–

Net operating loss	(320,687)	(66,914)

Other expense:
Interest expense, related party	–	(186)

NET LOSS	$(320,687)	$(67,100)

Net loss per share, basic and fully diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding	36,025,035	63,896,264

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock, Par Value $0.001
	Shares	Amount	Additional Paid In Capital	Common Stock Payable	Accumulated Deficit	Total Shareholders' Deficit
Balances, 3/31/13	72,160,000	72,160	(44,646)	–	(31,236)	(3,722)

Related-party forgiveness of debt	–	–	8,363	–	–	8,363
Cancellation of shares, related party	(37,600,000)	(37,600)	37,600	–	–	–
Common stock sold for cash	1,230,000	1,230	728,770	–	–	730,000
Common stock issued for property acquisitions	150,000	150	152,850	–	–	153,000
Officer stock based compensation	–	–	–	364,386	–	364,386
Net loss	–	–	–	–	(1,354,219)	(1,354,219)
Balances, 03/31/14	35,940,000	35,940	882,937	364,386	(1,385,455)	(102,192)

Common stock sold for cash	96,000	96	79,904			80,000
Stock issued to officer for stock-based compensation	1,000,000	1,000	499,000	(500,000)		–
Officer stock-based compensation				204,348		204,348
Net loss					(320,687)	(320,687)
Balances, 06/30/14	37,036,000	$37,036	$1,461,841	$68,734	$(1,706,142)	$(138,531)

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(320,687)	$(67,100)

Adjustments to reconcile net loss with cash used in operations:
Depreciation, depletion and amortization	234	–
Stock-based compensation	204,348	–

Operating assets and liabilities:
Accounts payable and accrued liabilities	14,581	27,129
Accrued expenses, related party	1,889	10,186
Salaries payable	15,000
Net cash used in operating activities	(84,635)	(29,785)
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset acquisitions	(2,784)	–
Net cash used in investing activities	(2,784)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	80,000	–
Proceeds from notes payable, related party	–	29,959
Repayments on notes payable, related party	–	(433)

Net cash provided by financing activities	80,000	29,526

Net increase/(decrease) in cash	(7,419)	(259)
Cash at beginning of period	7,419	447
Cash at end of period	$–	$188

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$–	$–
Cash paid for income taxes	–	–

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Forgiveness of debt, related party	$–	$8,363

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

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

On June 18, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to change its name from “Viatech Corp.” to “Gray Fox Petroleum Corp.” and to conduct an 8:1 forward stock split of the issued and outstanding shares of Common Stock whereby each outstanding share of Common Stock would be exchanged for eight new shares of Common Stock. On June 20, 2013, the Company effected the stock split, which increased the issued and outstanding shares of Common Stock from 4,320,000 shares to 34,560,000 shares. In connection with the Change in Control and the name change, on July 19, 2013, the Company’s ticker symbol on the OTCQB was changed from VTCH to GFOX.

As of August 6, 2014, the Company had 37,036,000 shares of Common Stock issued and outstanding.

The Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. The Company has two employees, Lawrence Pemble, who serves as its Chief Executive Officer and sole director, and Randall Newton, CPA who serves as Chief Financial Officer.

The Company is currently exploring oil and gas production opportunities. On December 2, 2013, Gray Fox completed the acquisition of 22 separate oil and gas leases (the “Leases”) issued by the U.S. Bureau of Land Management for the State of Nevada (the “BLM”) from FFMJ, LLC, a Nevada limited liability company (“FFMJ”), for an aggregate purchase price of $250,000. The leased land, known as the “West Ranch Prospect,” comprises 32,723 acres in the Butte Valley Oil Play Region in North Central Nevada. We have a 100% working interest and an 82% net revenue interest in the Leases. If the property is viable and can be developed, we will receive 82% of the net revenues generated from the property. As the leaseholder, we are responsible for evaluating, exploring, paying for and maintaining the Leases.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. These interim condensed financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K, filed on June 27, 2014. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $1,706,142, and a working capital deficit of $141,081. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing oil and gas production opportunities on the Leases. To that end, the Company has developed an initial exploration plan to identify new drilling locations on the West Ranch Prospect. In addition, the Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

Common Stock

On May 30, 2014, the Company issued 1,000,000 shares to Lawrence Pemble, our Chief Executive Officer pursuant to his employment agreement with the Company.

Employment Agreement

On May 29, 2014, the Company engaged Randall Newton to fulfill the role of its Chief Financial Officer. Mr. Newton, age 53, is the managing member of Newton Collaboration, LLC. Mr. Newton is a Certified Public Accountant in the State of Texas.

Mr. Newton’s engagement is governed by a consulting agreement pursuant to which he will be paid $5,000 per month to provide the services of Chief Financial Officer. In addition, Mr. Newton will be entitled to receive up to 1,050,000 shares of common stock, $0.001 par value per share, which will be issued in 350,000 increments on May 29, 2015, 2016 and 2017. In the event the consulting agreement is terminated prior to an issuance date, Mr. Newton will be entitled to receive a prorated portion of the unissued shares attributable to that period and will forfeit his right to any remaining shares. The agreement has an initial term of one year and automatically renews annually unless one party provides 30 days’ notice to the other party of his or its intent not to renew the consulting agreement. In addition, either party may terminate the consulting agreement at any time, with or without cause, upon 30 days’ written notice to the other party. The terms of Gray Fox’s arrangement with Mr. Newton are described in the consulting agreement dated May 29, 2014, a copy of which is attached as Exhibit 10.1 to Form 8-K filed June 2, 2014 and is incorporated herein by reference.

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

Pursuant to the Lease Purchase Agreement, the Company was responsible for all filing and recording fees for BLM and relevant county recorder offices. The Lease Purchase Agreement also provides that the Company must drill a test well with a surface and bottom hole location on the Leases for the purpose of hydrocarbon exploration and production which must achieve a depth of 6,000 feet, or a depth as otherwise agreed to between the Company and FFMJ. If the Company does not begin drilling with a rig capable of total depth on or before a certain deadline date, the Leases will be reassigned to FFMJ. In our original agreement, that deadline date was July 5, 2015. On August 5, 2014, we amended the original agreement to extend that deadline date until November 5, 2015.

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

In addition to the above, since acquiring the West Ranch Prospect, we have paid or incurred $153,120 in geological and geophysical costs and $66,965 of lease rentals.

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount, which is generally defined as its future discounted cash flows. At March 31, 2014 and June 30, 2014, we had not yet conducted an evaluation of the potential oil and gas reserves, if any, that may exist in the West Ranch Prospect, and therefore cannot estimate future cash flows. Management is therefore unable to determine whether the carrying value of the West Ranch Prospect exceeds its recoverable amount and have recorded an impairment expense against the full carrying value of the West Ranch Prospect. The amount of this impairment was $602,919 for the year ended March 31, 2014 and $22,037 for the three months ended June 30, 2014.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2014 and March 31, 2014, respectively:

	Fair Value Measurements at June 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$–	$–	$–
Total assets	–	–	–

Liabilities
Accrued expenses, related party	–	17,496	–
Total liabilities	$–	$17,496	$–

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$7,419	$–	$–
Total assets	7,419	–	–

Liabilities
Accrued expenses, related party	–	607	–
Total liabilities	$–	$607	$–

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended June 30, 2014 or the year ended March 31, 2014.

Note 6 – Stockholders’ Equity

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

Common Stock Issuances

On June 10, 2013, the Company entered into an Agreement for Redemption of Shares of Common Stock, pursuant to which the Company redeemed 37,600,000 shares of Common Stock held by Mr. Pemble, as adjusted for the 8:1 forward stock split completed on June 20, 2013. As a result of this redemption, Mr. Pemble’s adjusted shareholdings decreased from 56,000,000 shares to 18,400,000 shares, which at that time represented approximately 53% of the total shares of Common Stock then issued and outstanding.

During the year ended March 31, 2014, we issued 1,230,000 shares of Common Stock in exchange for $730,000 in cash.

On December 13, 2013, we issued 150,000 shares of Common Stock to a broker as a finder’s fee in exchange for services associated with our acquisition of the West Ranch Prospect. We valued the shares at their fair values on the grant date and increased the acquisition price and carrying value of the West Ranch Prospect by $154,500, subject to the property impairment as reported in Note 4.

On April 10, 2014, the Company 96,000 issued shares to a single accredited investor for $80,000 in cash.

Common Stock Payable

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Pemble will be entitled to receive 3,000,000 shares of Common Stock, which will be issued in increments of 1,000,000 shares on May 31 in 2014, 2015 and 2016. We valued these shares at their fair values on the grant date, and valued the total of the 3,000,000 shares at $1,500,000. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). For the year ended March 31, 2014 and the three months ended June 30, 2014, we have charged general and administrative expenses with $364,386 and $177,281, respectively, associated with Mr. Pemble’s Employment Agreement. The amount accrued but not settled in common stock is included on the balance sheet as Common Stock Payable.

On May 29, 2014, the Company entered into an employment agreement with Randall Newton to fulfill the role of its Chief Financial Officer. Pursuant to the agreement, Mr. Newton will be entitled to receive up to 1,050,000 shares of common stock, $0.001 par value per share, which will be issued in 350,000 increments on May 29, 2015, 2016 and 2017. We valued these shares at their fair values on the grant date, and valued the total of the 1,050,000 shares at $974,400. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). For the three months ended June 30, 2014, we charged general and administrative expenses with $27,067 associated with Mr. Newton’s Employment Agreement. The amount accrued but not settled in common stock is included on the balance sheet as Common Stock Payable.

On May 30, 2014, we issued the first of three issuances of 1,000,000 shares to Mr. Pemble pursuant to his employment agreement. In so doing, we decreased the stock payable to him by $500,000.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended June 30, 2014 and the year ended March 31, 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30 and March 31, 2014, the Company had approximately $504,089 and $409,787 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The components of the Company’s deferred tax asset are as follows:

	June 30, 2014	March 31, 2014

Net operating loss carry-forwards	$504,089	$409,787

	6/30/14	3/31/14
Deferred tax asset	176,431	143,425
Valuation allowance	(176,431)	(143,425)
Net deferred tax asset	$–	$–

Note 8 – Subsequent Events

On July 21, 2014, the Company entered into a Securities Purchase Agreement with Rooftop Investments Ltd., a company organized under the laws of the Marshall Islands, pursuant to which the Company issued 89,889 shares of Common Stock to the investor for an aggregate purchase price of $80,000, or $0.89 per share. The shares have not been registered with the Securities and Exchange Commission, or under any state securities laws, and were issued in reliance on an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Since the Company’s inception on September 22, 2011, it has not generated any revenues. The Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. The Company has two employees, Lawrence Pemble, who serves as its Chief Executive Officer and sole director, and Randall Newton, who serves as Chief Financial Officer.

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

Results of Operations

Three Months Ended June 30, 2014 versus 2013

Revenues:

The Company was established on September 22, 2011 and has had no revenues or field operations during the three months ended June 30, 2014 and 2013.

Lease Operating Expenses:

Since we have yet to begin operations in the field, we have only recorded ad valorem taxes of $719 in this category. We had no such taxes in 2013.

General and Administrative:

General and administrative expense was $23,868 for the three months ended June 30, 2014 compared to $13,987 for the same period in 2013, an increase of $9,881. General and administrative expenses consisted of bank fees, statutory reporting expenses, travel expenses, costs associated with website and other promotional activities. We had higher levels of expenditure in this category principally due to higher rent and travel costs.

Officer Salaries:

Officer salaries expense was $239,348 for the three months ended June 30, 2014 compared to $10,000 for the same period in 2013. The principal difference between these two periods is stock-based compensation of $204,348 which did not exist during the three months ended June 30, 2013.

Professional Fees:

Professional fees expense was $34,481 for the three months ended June 30, 2014 compared to $42,927 for the same period in 2013. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The decrease in professional fees results in the net changes in legal costs - a decrease of $23,630 from 2013- and an increase in accounting and other professional fees of $15,184.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization was $234 for the three months ended June 30, 2014 versus zero for the same period in 2013. In the current year we had a small amount of computer equipment to depreciate whereas there was no such equipment during 2013.

Asset Impairments:

We incurred 22,037 of geological costs during the three months ended June 30, 2014. We initially capitalized these amounts and then impaired them as the future value of the geological costs is currently unknown. In the previous year, we had no such impairment.

Interest Expense:

Interest expense was zero for the three months ended June 30, 2014 compared to $186 of related-party interest for the same period in 2013. The decrease is a result of the elimination of interest-bearing debt.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock and related-party debt financing. At June 30, 2014, we had negative working capital of $141,081 and negative cash flows from operations of $84,635 for the three months ended June 30, 2014. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer and Chief Financial Officer, these officers concluded that the Company’s disclosure controls and procedures are not effective at June 30, 2014 or March 31, 2014. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   Unregistered Sales of Equity Securities.

During the three months ended June 30, 2014, we issued 96,000 shares to an accredited investor for $80,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a)   Other Information.

As a result of the acquisition of the Leases as described in Part I, Item 1 (see Note 4 to the financial statements) of this Quarterly Report on Form 10-Q, the Company is no longer a “shell company,” as defined in Rule 12b-2 of the Exchange Act. This change in “shell company” status was previously reported in Item 5.06 of the Current Report on Form 8-K, filed on December 6, 2013, as amended.

(b)   Changes to Procedures for Recommending Director Nominees.

None.

Item 6. Exhibits.

Exhibit No.	Document Description

10.1	Securities Purchase Agreement dated October 15, 2013 by and between Gray Fox Petroleum Corp. and Rooftop Investments Ltd. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.2	Securities Purchase Agreement dated November 11, 2013 by and between Gray Fox Petroleum Corp. and Rooftop Investments Ltd. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 15, 2013)

10.3	Securities Purchase Agreement dated January 16, 2014 by and between Gray Fox Petroleum Corp. and Rooftop Investments Ltd. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 21, 2014)

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GRAY FOX PETROLEUM CORP.

/s/ Lawrence Pemble	August 6, 2014
Lawrence Pemble Principal Executive Officer	Date

/s/ Randall Newton	August 6, 2014
Randall Newton Principal Financial Officer	Date

