Form 10-Q
period 2014-09-30
Gray Fox Petroleum Corp.
filed 2014-11-07
CIK 1546589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐    No  ☒

As of November 7, 2014, the issuer had 37,494,889 shares of common stock, $0.001 par value per share, issued and outstanding.

GRAY FOX PETROLEUM CORP.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GRAY FOX PETROLEUM CORP.

BALANCE SHEETS

	September 30, 2014 (Unaudited)	March 31, 2014
ASSETS
Cash and equivalents	$76,771	$7,419
Prepaid expenses	10,000	–
Total current assets	86,771	7,419

Other property, plant and equipment, net	2,316	–
Total non-current assets	2,316	–

TOTAL ASSETS	89,087	7,419

CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,561	$109,004
Accrued expenses, related party	9,306	607

TOTAL CURRENT LIABILITIES	142,867	109,611

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, authorized 75 million, 37,494,889 and 35,940,000 issued and outstanding at September 30, 2014 and March 31, 2014, respectively.	37,495	35,940
Additional paid-in capital	1,701,382	882,937
Common stock payable	274,936	364,386
Accumulated deficit	(2,067,593)	(1,385,455)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(53,780)	(102,192)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$89,087	$7,419

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

RESULTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Revenue	$–	$–	$–	$–

Operating expenses:
Lease operating	719	476	–	476
General and administrative	62,622	39,935	38,754	25,948
Officer salaries	490,550	155,069	251,202	145,069
Professional fees	92,214	120,862	57,733	77,935
Depreciation, depletion and amortization	468	–	234	–
Asset impairments	35,565	–	13,528	–

Net operating loss	(682,138)	(316,342)	(361,451)	(249,428)

Other expense:
Interest expense, related party	–	(838)	–	(652)

NET LOSS	$(682,138)	$(317,180)	$(361,451)	$(250,080)

Net loss per share, basic and fully diluted	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	36,759,042	49,415,191	37,147,703	35,097,363

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock, Par Value $0.001		Additional Paid	Common Stock	Accumulated	Total Shareholders'
	Shares	Amount	In Capital	Payable	Deficit	Deficit
Balances, 3/31/13	72,160,000	72,160	(44,646)	–	(31,236)	(3,722)

Related-party forgiveness of debt	–	–	8,363	–	–	8,363
Cancellation of shares, related party	(37,600,000)	(37,600)	37,600	–	–	–
Common stock sold for cash	1,230,000	1,230	728,770	–	–	730,000
Common stock issued for property acquisitions	150,000	150	152,850	–	–	153,000
Officer stock based compensation	–	–	–	364,386	–	364,386
Net loss	–	–	–	–	(1,354,219)	(1,354,219)
Balances, 03/31/14	35,940,000	35,940	882,937	364,386	(1,385,455)	(102,192)

Common stock sold for cash	554,889	555	319,445			320,000
Stock issued to officer for stock-based compensation	1,000,000	1,000	499,000	(500,000)		–
Officer stock-based compensation				410,550		410,550
Net loss					(682,138)	(682,138)
Balances, 09/30/14	37,494,889	$37,495	$1,701,382	$274,936	$(2,067,593)	$(53,780)

The accompanying notes are an integral part of these financial statements

GRAY FOX PETROLEUM CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(682,138)	$(317,180)

Adjustments to reconcile net loss with cash used in operations:
Depreciation, depletion and amortization	468	–
Stock-based compensation	410,550	115,069

Operating assets and liabilities:
Prepaid expenses	(10,000)	(178,662)
Accounts payable and accrued liabilities	34,557	6,205
Accrued expenses, related party	3,699	–
Salaries payable	(5,000)	–
Net cash used in operating activities	(247,864)	(374,568)
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset acquisitions	(2,784)	–
Net cash used in investing activities	(2,784)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	320,000	350,000
Proceeds from notes payable, related party	–	34,436
Repayments on notes payable, related party	–	(4,026)
Net cash provided by financing activities	320,000	380,410

Net increase/(decrease) in cash	69,352	5,842
Cash at beginning of period	7,419	447
Cash at end of period	$76,771	$6,289

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$–	$448
Cash paid for income taxes	–	–

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Forgiveness of debt, related party	$–	$8,363
Par value of cancelled shares, related party	–	37,600
Stock issued for common stock payable	500,000	–

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

As of November 7, 2014, the Company had 37,494,889 shares of Common Stock issued and outstanding.

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

Our plan of operations for the next 12 months is to continue geological mapping, gravity surveying and 2D seismic coverage on the West Ranch Prospect. To that end, we have developed an initial 8-phase exploration plan to identify drilling targets. This initial exploration plan is designed to identify new drilling locations targeting certain geological formations that the Company believes may be capable of producing oil or natural gas in commercial quantities. The Company has completed phases one and two and has partially completed phases three, four, five and six.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $2,067,593, and a working capital deficit of $56,096. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing oil and gas production opportunities on the Leases. To that end, the Company has developed an initial exploration plan to identify new drilling locations on the West Ranch Prospect. In addition, the Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

In addition to the above, since acquiring the West Ranch Prospect, we have paid or incurred $153,120 in geological and geophysical costs and $80,493 of lease rentals.

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount, which is generally defined as its future discounted cash flows. At March 31, 2014 and September 30, 2014, we had not yet conducted an evaluation of the potential oil and gas reserves, if any, that may exist in the West Ranch Prospect, and therefore cannot estimate future cash flows. Management is therefore unable to determine whether the carrying value of the West Ranch Prospect exceeds its recoverable amount and have recorded an impairment expense against the full carrying value of the West Ranch Prospect. The amount of this impairment was $602,919 for the year ended March 31, 2014 and $35,565 for the six months ended September 30, 2014.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014 and March 31, 2014, respectively:

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$76,771	$–	$–
Total assets	76,771	–	–

Liabilities
Accrued expenses, related party	–	9,306	–
Total liabilities	$–	$9,306	$–

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3

Assets
Cash	$7,419	$–	$–
Total assets	7,419	–	–

Liabilities
Accrued expenses, related party	–	607	–
Total liabilities	$–	$607	$–

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended September 30, 2014 or the year ended March 31, 2014.

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

During the six months ended September 30, 2014, we sold 554,889 to a single accredited investor for $320,000 in cash.

Common Stock Payable

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Pemble will be entitled to receive 3,000,000 shares of Common Stock, which will be issued in increments of 1,000,000 shares on May 31 in 2014, 2015 and 2016. We valued these shares at their fair values on the grant date, and valued the total of the 3,000,000 shares at $1,500,000. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). For the year ended March 31, 2014 and the six months ended September 30, 2014, we have charged general and administrative expenses with $364,386 and $302,282, respectively, associated with Mr. Pemble’s Employment Agreement. The amount accrued but not settled in common stock is included on the balance sheet as Common Stock Payable.

On May 29, 2014, the Company entered into an employment agreement with Randall Newton to fulfill the role of its Chief Financial Officer. Pursuant to the agreement, Mr. Newton will be entitled to receive up to 1,050,000 shares of common stock, $0.001 par value per share, which will be issued in 350,000 increments on May 29, 2015, 2016 and 2017. We valued these shares at their fair values on the grant date, and valued the total of the 1,050,000 shares at $974,400. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). For the six months ended September 30, 2014, we charged general and administrative expenses with $108,268 associated with Mr. Newton’s Employment Agreement. The amount accrued but not settled in common stock is included on the balance sheet as Common Stock Payable.

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

For the six months ended September 30, 2014 and the year ended March 31, 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30 and March 31, 2014, the Company had approximately $645,810 and $409,787 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The components of the Company’s deferred tax asset are as follows:

	9/30/14	3/31/14
Net operating loss carry-forwards	$645,810	$409,787

	9/30/14	3/31/14
Deferred tax asset	226,034	143,425
Valuation allowance	(226,034)	(143,425)
Net deferred tax asset	$–	$–

Note 8 – Subsequent Events

We have evaluated subsequent events through the date this report was issued.

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

Our plan of operations for the next 12 months is to continue geological mapping, gravity surveying and 2D seismic coverage on the West Ranch Prospect. To that end, we have developed an initial 8-phase exploration plan to identify drilling targets. This initial exploration plan is designed to identify new drilling locations targeting certain geological formations that the Company believes may be capable of producing oil or natural gas in commercial quantities. The Company has completed phases one and two and has partially completed phases three, four, five and six.

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

Results of Operations

Six Months Ended September 30, 2014 versus 2013

Revenues:

The Company was established on September 22, 2011 and has had no revenues or field operations during the six months ended September 30, 2014 and 2013.

Lease Operating Expenses:

Since we have yet to begin operations in the field, we have only recorded ad valorem taxes of $719 in this category. We had no such taxes in 2013.

General and Administrative:

General and administrative expense was $62,622 for the six months ended September 30, 2014 compared to $39,935 for the same period in 2013, an increase of $22,687. General and administrative expenses consisted of bank fees, statutory reporting expenses, travel expenses, costs associated with website and other promotional activities. We had higher levels of expenditure in this category principally due to travel costs.

Officer Salaries:

Officer salaries expense was $490,550 for the six months ended September 30, 2014 compared to $155,069 for the same period in 2013. The principal difference between these two periods is stock-based compensation of $410,550 which did not exist during the three months ended June 30, 2013.

Professional Fees:

Professional fees expense was $92,214 for the six months ended September 30, 2014 compared to $120,862 for the same period in 2013. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The decrease in professional fees results mostly from a reduction in legal costs in the current year.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization was $468 for the six months ended September 30, 2014 versus zero for the same period in 2013. In the current year we had a small amount of computer equipment to depreciate whereas there was no such equipment during 2013.

Asset Impairments:

We incurred $35,565 of geological costs during the six months ended September 30, 2014. We initially capitalized these amounts and then impaired them as the future value of the geological costs is currently unknown. In the previous year, we had no such impairment.

Interest Expense:

Interest expense was zero for the six months ended September 30, 2014 compared to $838 of related-party interest for the same period in 2013. The decrease is a result of the elimination of interest-bearing debt.

Three Months Ended September 30, 2014 versus 2013

Revenues:

The Company was established on September 22, 2011 and has had no revenues or field operations during the three months ended September 30, 2014 and 2013.

Lease Operating Expenses:

We had zero ad valorem taxes during the three months ended September 30, 2014 versus $476 during the same period.

General and Administrative:

General and administrative expense was $38,754 for the three months ended September 30, 2014 compared to $25,948 for the same period in 2013, an increase of $12,806. General and administrative expenses consisted of bank fees, statutory reporting expenses, travel expenses, costs associated with website and other promotional activities. We had higher levels of expenditure in this category principally due to travel costs.

Officer Salaries:

Officer salaries expense was $251,202 for the three months ended September 30, 2014 compared to $145,069 for the same period in 2013. The principal difference between these two periods is the increase in stock-based compensation of $91,133 during the current year.

Professional Fees:

Professional fees expense was $57,733 for the three months ended September 30, 2014 compared to $77,935 for the same period in 2013. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The decrease in professional fees results mostly from a reduction in legal costs in the current year.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization was $234 for the three months ended September 30, 2014 versus zero for the same period in 2013. In the current year we had a small amount of computer equipment to depreciate whereas there was no such equipment during 2013.

Asset Impairments:

We incurred $13,528 of geological costs during the three months ended September 30, 2014. We initially capitalized these amounts and then impaired them as the future value of the geological costs is currently unknown. In the previous year, we had no such impairment.

Interest Expense:

Interest expense was zero for the three months ended September 30, 2014 compared to $652 of related-party interest for the same period in 2013. The decrease is a result of the elimination of interest-bearing debt.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock and related-party debt financing. At September 30, 2014, we had negative working capital of $56,096 and negative cash flows from operations of $247,864 for the six months ended September 30, 2014. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer and Chief Financial Officer, these officers concluded that the Company’s disclosure controls and procedures are not effective at September 30, 2014 or March 31, 2014. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Inherent Limitations of Internal Controls

Our Principal Executive Officer and Chief Financial Officer do not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

During the six months ended September 30, 2014, we issued 554,889 shares to an accredited investor for $320,000.

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

(b)                 Changes to Procedures for Recommending Director Nominees.

None.

Item 6. Exhibits.

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GRAY FOX PETROLEUM CORP.

/s/ Lawrence Pemble	November 7, 2014
Lawrence Pemble Principal Executive Officer	Date

/s/ Randall Newton	November 7, 2014
Randall Newton Principal Financial Officer	Date

