Form 10-Q
period 2014-12-31
Gray Fox Petroleum Corp.
filed 2015-02-10
CIK 1546589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of February 9, 2015, the issuer had 37,994,889 shares of common stock, $0.001 par value per share, issued and outstanding.

GRAY FOX PETROLEUM CORP.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GRAY FOX PETROLEUM CORP.

BALANCE SHEETS

	December 31, 2014 (Unaudited)	March 31, 2014
ASSETS
Cash and equivalents	$41,559	$7,419
Prepaid expenses	10,000	–
Total current assets	51,559	7,419

Other property, plant and equipment, net	2,082	–
Total non-current assets	2,082	–

TOTAL ASSETS	53,641	7,419

CURRENT LIABILITIES
Accounts payable and accrued expenses	$128,306	$109,004
Accrued expenses, related party	4,306	607

TOTAL CURRENT LIABILITIES	132,612	109,611

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, authorized 75 million, 37,994,889 and 35,940,000 issued and outstanding at December 31, 2014 and March 31, 2014, respectively.	37,995	35,940
Additional paid-in capital	1,770,882	882,937
Common stock payable	481,138	364,386
Accumulated deficit	(2,368,986)	(1,385,455)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(78,971)	(102,192)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$53,641	$7,419

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

RESULTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013

Revenue	$–	$–	$–	$–

Operating expenses:
Lease operating	719	1,465	–	989
General and administrative	74,131	59,523	11,509	19,588
Officer salaries	731,752	311,099	241,202	156,030
Professional fees	140,662	152,847	48,448	31,985
Depreciation, depletion and amortization	702	–	234	–
Asset impairments	35,565	–	–	–

Net operating loss	(983,531)	(524,934)	(301,393)	(208,592)

Other expense:
Interest expense, related party	–	(1,385)	–	(547)

NET LOSS	$(983,531)	$(526,319)	$(301,393)	$(209,139)

Net loss per share, basic and fully diluted	$(0.03)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	37,047,034	44,801,455	37,557,389	35,542,514

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock, Par Value $0.001		Additional Paid In Capital	Common Stock Payable	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount
Balances, 3/31/13	72,160,000	72,160	(44,646)	–	(31,236)	(3,722)

Related-party forgiveness of debt	–	–	8,363	–	–	8,363
Cancellation of shares, related party	(37,600,000)	(37,600)	37,600	–	–	–
Common stock sold for cash	1,230,000	1,230	728,770	–	–	730,000
Common stock issued for property acquisitions	150,000	150	152,850	–	–	153,000
Officer stock based compensation	–	–	–	364,386	–	364,386
Net loss	–	–	–	–	(1,354,219)	(1,354,219)
Balances, 03/31/14	35,940,000	35,940	882,937	364,386	(1,385,455)	(102,192)

Common stock sold for cash	1,054,889	1,055	388,945			390,000
Stock issued to officer for stock-based compensation	1,000,000	1,000	499,000	(500,000)		–
Officer stock-based compensation				616,752		616,752
Net loss					(983,531)	(983,531)
Balances, 12/31/14	37,994,889	$37,995	$1,770,882	$481,138	$(2,368,986)	$(78,971)

The accompanying notes are an integral part of these financial statements

GRAY FOX PETROLEUM CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(983,531)	$(526,319)

Adjustments to reconcile net loss with cash used in operations:
Depreciation, depletion and amortization	702	–
Stock-based compensation	616,752	241,099
Operating assets and liabilities:
Prepaid expenses	(10,000)	(7,635)
Accounts payable and accrued liabilities	29,302	1,775
Accrued expenses, related party	3,699	1,658
Salaries payable	(10,000)	–
Net cash used in operating activities	(353,076)	(289,422)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset acquisitions	(2,784)	(251,870)
Net cash used in investing activities	(2,784)	(251,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	390,000	550,000
Proceeds from notes payable, related party	–	34,435
Repayments on notes payable, related party	–	(14,506)
Net cash provided by financing activities	390,000	569,929

Net increase/(decrease) in cash	34,140	28,637
Cash at beginning of period	7,419	447
Cash at end of period	$41,559	$29,084

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$–	$1,127
Cash paid for income taxes	–	–

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Forgiveness of debt, related party	$–	$8,363
Par value of cancelled shares, related party	–	154,500
Stock issued for common stock payable	–	37,600

The accompanying notes are an integral part of these financial statements.

GRAY FOX PETROLEUM

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

As of February 9, 2015, the Company had 37,994,889 shares of Common Stock issued and outstanding.

The Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. The Company has only one employee, Lawrence Pemble, who serves as its Chief Executive Officer.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $2,368,986, and a working capital deficit of $81,053. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing oil and gas production opportunities on the Leases. To that end, the Company has developed an initial exploration plan to identify new drilling locations on the West Ranch Prospect. In addition, the Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On December 9, 2014, Mr. Pemble’s monthly salary was paid 53 days early. We therefore recorded the payment as a prepaid expense to be expensed in the month of January 2015.

On February 5, 2015, Mr. Newton resigned as Chief Financial Officer in order to reduce the monthly operating expense by $5,000. He has indicated that he would, if asked, return once financing for the project takes place.

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

In addition to the above, since acquiring the West Ranch Prospect, we have paid or incurred $174,152 in geological and geophysical costs and $80,493 of lease rentals.

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount, which is generally defined as its future discounted cash flows. At March 31 and December 31, 2014, we had not yet conducted an evaluation of the potential oil and gas reserves, if any, that may exist in the West Ranch Prospect, and therefore cannot estimate future cash flows. Management is therefore unable to determine whether the carrying value of the West Ranch Prospect exceeds its recoverable amount and have recorded an impairment expense against the full carrying value of the West Ranch Prospect. The amount of this impairment was $602,919 for the year ended March 31, 2014 and $35,565 for the nine months ended December 31, 2014.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2014 and March 31, 2014, respectively:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$41,559	$–	$–
Prepaid expenses	10,000	–	–
Total assets	51,559	–	–

Liabilities
Accrued expenses, related party	–	4,306	–
Total liabilities	$–	$4,306	$–

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$7,419	$–	$–
Total assets	7,419	–	–

Liabilities
Accrued expenses, related party	–	607	–
Total liabilities	$–	$607	$–

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended December 31, 2014 or the year ended March 31, 2014.

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

During the nine months ended December 31, 2014, we sold 1,054,889 shares to two accredited investors for $390,000 in cash.

Common Stock Payable

On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Pemble will be entitled to receive 3,000,000 shares of Common Stock, which will be issued in increments of 1,000,000 shares on May 31 in 2014, 2015 and 2016. We valued these shares at their fair values on the grant date, and valued the total of the 3,000,000 shares at $1,500,000. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). For the year ended March 31, 2014 and the nine months ended December 31, 2014, we have charged general and administrative expenses with $364,386 and $427,283, respectively, associated with Mr. Pemble’s Employment Agreement. The amount accrued but not settled in common stock is included on the balance sheet as Common Stock Payable.

On May 29, 2014, the Company entered into an employment agreement with Randall Newton to fulfill the role of its Chief Financial Officer. Pursuant to the agreement, Mr. Newton was entitled to receive up to 1,050,000 shares of common stock. We valued these shares at their fair values on the grant date, and valued the total of the 1,050,000 shares at $974,400. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). For the nine months ended December 31, 2014, we charged general and administrative expenses with $189,469 associated with Mr. Newton’s Employment Agreement. The amount accrued but not settled in common stock is included on the balance sheet as Common Stock Payable.

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

For the nine months ended December 31, 2014 and the year ended March 31, 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31 and March 31, 2014, the Company had approximately $703,229 and $409,787 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The components of the Company’s deferred tax asset are as follows:

	12/31/14	3/31/14
Net operating loss carry-forwards	$741,000	$409,787

	12/31/14	3/31/14
Deferred tax asset	259,350	143,425
Valuation allowance	(259,350)	(143,425)
Net deferred tax asset	$-	$-

Note 8 – Subsequent Events

On February 5, 2015, Mr. Newton resigned as Chief Financial Officer in order to reduce the amount of monthly operating expenses. He has indicated that he would, if asked, return once financing for the project takes place.

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

Since the Company’s inception on September 22, 2011, it has not generated any revenues. The Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. The Company has one employee, Lawrence Pemble, who serves as its Chief Executive Officer and sole director.

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

Results of Operations

Nine Months Ended December 31, 2014 versus 2013

Revenues:

The Company was established on September 22, 2011 and has had no revenues or field operations during the nine months ended December 31, 2014 and 2013.

Lease Operating Expenses:

Since we have yet to begin operations in the field, we have only recorded ad valorem taxes of $719 in this category. We had no such taxes in 2013.

General and Administrative:

General and administrative expense was $74,131 for the nine months ended December 31, 2014 compared to $59,523 for the same period in 2013, an increase of $15,889. General and administrative expenses consisted of bank fees, statutory reporting expenses, travel expenses, costs associated with website and other promotional activities. We had higher levels of expenditure in this category principally due to travel costs.

Officer Salaries:

Officer salaries expense was $731,752 for the nine months ended December 31, 2014 compared to $311,099 for the same period in 2013. The principal difference between these two periods is stock-based compensation: the inclusion of more periods for amortization of Mr. Pemble’s stock-based compensation ($186,184) and the inclusion of Mr. Newton’s stock-based compensation ($189,469).

Professional Fees:

Professional fees expense was $140,662 for the nine months ended December 31, 2014 compared to $152,847 for the same period in 2013. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The decrease in professional fees results mostly from a reduction in legal costs in the current year.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization was $702 for the nine months ended December 31, 2014 versus zero for the same period in 2013. In the current year we had a small amount of computer equipment to depreciate whereas there was no such equipment during 2013.

Asset Impairments:

We incurred $35,565 of geological costs during the nine months ended December 31, 2014. We initially capitalized these amounts and then impaired them as the future value of the geological costs is currently unknown. In the previous year, we had no such impairment.

Interest Expense:

Interest expense was zero for the nine months ended December 31, 2014 compared to $1,385 of related-party interest for the same period in 2013. The decrease is a result of the elimination of interest-bearing debt.

Three Months Ended December 31, 2014 versus 2013

Revenues:

The Company was established on September 22, 2011 and has had no revenues or field operations during the three months ended December 31, 2014 and 2013.

Lease Operating Expenses:

We had zero ad valorem taxes during the three months ended December 31, 2014 versus $989 during the same period in 2013.

General and Administrative:

General and administrative expense was $11,509 for the three months ended December 31, 2014 compared to $19,588 for the same period in 2013, a decrease of $7,922. General and administrative expenses consisted of bank fees, statutory reporting expenses, travel expenses, costs associated with website and other promotional activities. We had lower levels of expenditure in this category principally due to certain statutory compliance costs.

Officer Salaries:

Officer salaries expense was $241,202 for the three months ended December 31, 2014 compared to $156,030 for the same period in 2013. The principal difference between these two periods is the increase in stock-based compensation during the current year resulting from inclusion of Mr. Newton.

Professional Fees:

Professional fees expense was $48,448 for the three months ended December 31, 2014 compared to $31,985 for the same period in 2013. Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings. The increase in professional fees results mostly from an increase in legal costs.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization was $234 for the three months ended December 31, 2014 versus zero for the same period in 2013. In the current year we had a small amount of computer equipment to depreciate whereas there was no such equipment during 2013.

Interest Expense:

Interest expense was zero for the three months ended December 31, 2014 compared to $547 of related-party interest for the same period in 2013. The decrease is a result of the elimination of interest-bearing debt.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock and related-party debt financing. At December 31, 2014, we had negative working capital of $81,053 and negative cash flows from operations of $353,076 for the nine months ended December 31, 2014. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer and Chief Financial Officer, these officers concluded that the Company’s disclosure controls and procedures are not effective at December 31, 2014 or March 31, 2014. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

During the nine months ended December 31, 2014, we issued 1,054,889 shares to two accredited investors for $390,000.

We believe that Regulation S was available because:

None of these issuances involved underwriters, underwriting discounts or commissions;
We placed Regulation S required restrictive legends on all certificates issued;
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

GRAY FOX PETROLEUM CORP.

/s/ Lawrence Pemble	February 10, 2015
Lawrence Pemble Principal Executive Officer	Date

