Form 10-K
period 2015-03-31
Gray Fox Petroleum Corp.
filed 2015-06-30
CIK 1546589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2015

Or

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $6,880,100.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of June 25, 2015, was 37,994,889 shares.

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
A complete history of the Company between May 31, 2013 and March 31, 2014 can be found in Item 1 of our Annual Report on Form 10-K filed on June 27, 2014 and is hereby incorporated by reference.

As is more thoroughly described in Note 9 to the financial statements, Lawrence Pemble, our Chief Executive Officer and Board Chairman, resigned from both positions on April 2, 2015 and sold 100% of his position to DB Capital Corp, a Florida Corporation.  DB Capital appointed Daniel Sobolewski as Chief Executive Officer and Board Chairman.  Additionally, DB Capital merged with Gray Fox Petroleum Corp. on April 3, 2015 by transferring a 70% interest in two non-controlling interests to Gray Fox, distributing the controlling interest in Gray Fox and the remaining 30% interest in the restaurants to Daniel Sobolewski and dissolving DB Capital Corp.

This Annual Report on Form 10-K recounts the history of Gray Fox Petroleum Corp. as a potential oil and gas producer, but it should be read in connection with the change in control and merger described in Note 9 to the financial statements.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Headquarters

As of March 31, 2015, the Company’s administrative offices are located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. We occupy approximately 180 square feet of office space under a lease that expires May 31, 2015 and includes an option for us, at our discretion, to renew the lease for up to 12 months beyond that date.

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

As is more fully described in Note 9 to the financial statements, On April 2, 2015, the Company underwent a change in control.  Incoming management has elected not to renew the leases in the West Ranch Prospect.

ITEM 3. LEGAL PROCEEDINGS

On March 20, 2015, we were sued in the 157th Judicial District Court of Harris County, Texas for damages relating to our non-payment of certain professional fees to provide an independent technical and economic due diligence report to help the Company determine the oil and gas potential for its West Ranch Prospect.  In Gaffney Cline and Associates, Inc. v .Gray Fox Petroleum Corp. (cause no. 2015-10468), the Plaintiff, Gaffney Cline & Associates, Inc., (“the Plaintiff” or “Gaffney Cline”), sought damages in the amount of $83,188, pre-judgment interest in the amount of $7,352, and legal costs of $8,852, for a total of $99,392.  In addition, the Plaintiff sought additional contingent legal fees in the amount of $5,000 and $10,000 if, upon appeal to an Appellate Court and the Texas Supreme Court, respectively, the plaintiff is the successful party.  At March 31, 2015, we included $99,392 in Accounts Payable and Accrued Liabilities, reflecting this judgment.

On April 17, 2015, the Harris Country District Court entered a judgment for the Plaintiff in the requested amount of $99,392.

On May 14, 2015, the Plaintiff filed an Application for Turnover After Judgment and for Appointment of Receiver (“the Receivership Application”) for the purpose of liquidating certain non-exempt property to satisfy the outstanding judgment.

On June 2, 2015, at a court hearing to consider the Receivership Application, the 157th Court denied the Receivership Application, but would allow discovery answer and review and a second Receivership Application should the Plaintiff wish to re-file.  On June 19, 2015, the Plaintiff filed a second Receivership Application which is pending as of the date of this report.

The Company has made several offers to the Court to pay the outstanding balance, including a convertible promissory note and an amortizing note over a period of approximately two years, all of which have been rejected by the Plaintiff.

We are confident that the Court will reject the second Receivership Application and command that the Plaintiff accept one of our outstanding offers.

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

The following sets forth the range of high and low trades for the periods indicated.

	High	Low
Year Ended March 31, 2015
Q1 - Quarter Ended June 30, 2014	$1.310	$0.468
Q2 - Quarter Ended September 30, 2014	0.830	0.361
Q3 - Quarter Ended December 31, 2014	0.380	0.055
Q4 - Quarter Ended March 31, 2015	0.110	0.060

	High		Low
Year Ended March 31, 2014
Q1 - Quarter Ended June 30, 2013	$	n/a	$	n/a
Q2 - Quarter Ended September 30, 2013		1.020		0.500
Q3 - Quarter Ended December 31, 2013		1.130		0.820
Q4 - Quarter Ended March 31, 2014		2.510		0.760

As of June 25, 2015, there were four holders of record of our common stock, according to the books of our transfer agent. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks. As of June 25, 2015, there were 37,994,889 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2015, we issued 1,054,889 shares to two investors in a series of transactions for an aggregate of $390,000 in cash.  The shares were not registered with the Securities and Exchange Commission, or under any state securities laws, and were issued in reliance on an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.    The transactions occurred on the following dates:

Date	No. of Shares	Price Per Share	Proceeds
04/10/14	96,000	$1.20	$80,000
07/17/14	88,889	1.11	80,000
09/02/14	120,000	2.00	60,000
09/29/14	250,000	2.50	100,000
12/08/14	500,000	0.14	70,000
Totals	1,054,889		$390,000

In addition to the above, on May 30, 2014, we issued 1,000,000 shares to Lawrence Pemble, our Chief Executive Officer pursuant to his employment agreement.

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

Overview
Until April 2, 2015, the Company was a domestic oil and gas exploration and development company focused on the acquisition and exploration of oil and natural gas properties in the Western United States.

As is more thoroughly described in Note 9 to the financial statements, the Company experienced a change in control on April 3, 2015.  Incoming management elected not to renew the Nevada West Ranch leases and instead, contribute certain passive investments.

Therefore, although in the “Results of Operations” section below, we analyze the changes from the years ended March 31, 2015 from March 31, 2014, the reader should draw no conclusions regarding its impact on future operations as there is no relation between operations from inception to April 2, 2015 and that occurring after that.

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

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America. We have summarized our most significant accounting policies.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Results of Operations

Year Ended March 31, 2015 versus 2014

We incurred a net loss $1,194,485 for the year ended March 31, 2015 (or $0.03 per share) versus a net loss of $1,354,219 in the same period in 2014 ($0.03 per share).

Revenues
The Company had no revenues or operations during the year ended March 31, 2015 or 2014.

General and Administrative Expenses
General and administrative expenses were $84,180 during the year ended March 31, 2015 versus $101,985 for the previous year.  The decrease is due principally to a reduction in advertising and promotion expenses.

Officer Salaries
Officer salaries were $918,331 for the year ended March 31, 2015 versus $464,386 for the previous fiscal year.  Cash compensation paid or accrued amounted to $145,000 and $100,000 for the fiscal years ended March 31, 2015 and 2014, respectively.  The increase of $45,000 is due to the addition of Randall Newton as Chief Financial Officer ($25,000) and the fact that Mr. Pemble worked an entire year in the current year, but only ten months in the previous year (and increase of $20,000).

Officer non-cash compensation was $773,331 in the current fiscal year versus $364,386 in the previous year.  The increase is due to a full year of amortization for Mr. Pemble (representing an increase of $187,898 in non-cash compensation) and the inclusion of Mr. Newton (an increase of $221,047).

Professional Fees
Professional fees for the year ended March 31, 2015 were $145,474 versus $183,493 in the previous year.  The decrease is principally due to a reduction in legal fees.

Asset Impairments
As is discussed in Note 4 to the financial statements, we impaired the carrying value of the West Ranch Prospect in the amount of $44,845 and $602,619 for the years ended March 31, 2015 and 2014, respectively.

Interest Expense
Interest expense was zero for the year ended March 31, 2015 versus $1,436 for the previous year.  Interest expense is comprised entirely from related-party loans made by our Chief Executive Officer, Lawrence Pemble.  There were no such loans outstanding during the current fiscal year.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2015 and 2014.

	March 31
	2015	2014
Total assets	$1,848	$7,419
Accumulated deficit	(2,579,940)	(1,385,455)
Stockholders' equity (deficit)	(133,346)	(102,192)
Working capital	(135,194)	(102,192)

Through March 31, 2015, our principal source of operating capital has been provided from private sales of our common stock. At March 31, 2015 and 2014, we had a negative working capital position of $135,194 and $102,192, respectively.

As more thoroughly discussed in Note 9 to the financial statements, the control of the Company changed hands on April 2, 2015 and the incoming management elected not to renew the oil and gas leases in the State of Nevada because of the recent drop in energy prices.  Therefore, the oil production business model has been abandoned as of that point.  The company’s future strategy is to acquire passive investments in various businesses, and to increase our investment in the Graffiti Junktion’s existing and new locations.

We are currently working to procure an equity line of financing to acquire and expand these passive investments.  We currently have no employment agreement with Mr. Sobolewski, the incoming Chairman and Chief Executive Officer, and we expect our operating expenses to be very low for the coming fiscal year.

Our funding sources for the fiscal years ended March 31, 2015 and 2014 have been as follows:

Sales of Common Stock

During the fiscal years ended March 31, 2015 and 2014, the Company issued 1,054,889 and 1,230,000 shares, respectively, to two investors in a series of transactions for an aggregate of $390,000 and $730,000, respectively, in cash.

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

As of March 31, 2015 we had no cash on hand. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party debt financing, and/or traditional bank financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

Off-Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO GRAY FOX PETROLEUM CORP.’S FINANCIAL STATEMENTS
.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gray Fox Petroleum Corp.
3333 Lee Parkway, Suite 600
Dallas, Texas 75219

We have audited the accompanying balance sheets of Gray Fox Petroleum Corp. as of March 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gray Fox Petroleum Corp. as of March 31, 2015 and 2014, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas

June 25, 2015

GRAY FOX PETROLEUM CORP.
BALANCE SHEETS

	March 31,
	2015	2014
ASSETS
Cash and equivalents	$-	$7,419
Total current assets	-	7,419

Oil and gas properties - unproved (full cost method)	-	-
Property, plant and equipment (net)	1,848	-
Total non-current assets	1,848	-

TOTAL ASSETS	1,848	7,419

CURRENT LIABILITIES
Accounts payable and accrued expenses	$147,480	$109,004
Accrued expenses, related party	9,306	607
TOTAL CURRENT LIABILITIES	156,786	109,611

SHAREHOLDERS' DEFICIT
Common stock, par value $0.001, authorized 75 million, 37,994,889 and 35,940,000 issued and outstanding at March 31, 2015 and 2014, respectively.	37,995	35,940
Additional paid-in capital	1,770,882	882,937
Common stock payable	637,717	364,386
Deficit accumulated during the exploration phase	(2,601,532)	(1,385,455)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(154,938)	(102,192)

LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,848	$7,419

The accompanying notes are an integral part of the consolidated financial statements.

GRAY FOX PETROLEUM CORP.
STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
Lease operating	719	-
General and administrative	84,180	101,985
Officer salaries	918,331	464,386
Professional fees	159,714	183,493
Depreciation	936	-
Asset impairments	44,845	602,919
Net operating loss	(1,208,725)	(1,352,783)

Other expense:
Interest expense, related party	7,352	(1,436)

NET LOSS	$(1,216,077)	$(1,354,219)

Net loss per share, basic and fully diluted	$(0.03)	$(0.03)
Weighted average number of shares outstanding	37,246,505	42,606,219

The accompanying notes are an integral part of the consolidated financial statements.

GRAY FOX PETROLEUM CORP.
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balances, 3/31/13	72,160,000	72,160	(44,646)	-	(31,236)	(3,722)

Related-party forgiveness of debt	-	-	8,363	-	-	8,363
Cancellation of shares, related party	(37,600,000)	(37,600)	37,600	-	-	-
Common stock sold for cash	1,230,000	1,230	728,770	-	-	730,000
Common stock issued for property acquisitions	150,000	150	152,850			153,000
Officer stock-based compensation				364,386	-	364,386
Net loss					(1,354,219)	(1,354,219)
Balances, 3/31/14	35,940,000	$35,940	$882,937	$364,386	$(1,385,455)	$(102,192)

Shares issued for cash	1,054,889	1,055	388,945			390,000
Shares issued for officer stock payable	1,000,000	1,000	499,000	(500,000)		-
Officer stock-based compensation				773,331		773,331
Net loss					(1,216,077)	(1,216,077)
Balances, 3/31/15	37,994,889	$37,995	$1,770,882	$637,717	$(2,601,532)	$(154,938)

The accompanying notes are an integral part of the consolidated financial statements.

GRAY FOX PETROLEUM CORP.
STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2015	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,216,077)	$(1,354,219)

Adjustments to reconcile net loss with cash used in operations:
Depreciation, depletion and amortization	936	-
Impairment of oil and gas property	44,845	602,919
Stock-based compensation	773,331	364,386
Change in operating assets and liabilities:
Prepaid expenses	-	4,427
Accounts payable and accrued liabilities	38,476	108,533
Accounts payable, related party	8,699	607
Net cash used in operating activities	(349,790)	(273,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas property	-	(250,370)
Acquisition of property, plant and equipment	(2,784)
Lease and survey costs	(44,845)	(199,549)
Net cash used in investing activities	(47,629)	(449,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	-	34,435
Principal payments on related-party note payable	-	(34,197)
Proceeds from the sale of common stock	390,000	730,000
Net cash provided by financing activities	390,000	730,238

Net increase/(decrease) in cash	(7,419)	6,972
Cash at beginning of period	7,419	447
Cash at end of period	$-	$7,419

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$1,817
Cash paid for income taxes	-	-

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Shares issued for common stock payable	$500,000	$-
Forgiveness of debt, related party	-	8,363
Shares issued for property acquisitions	-	153,000
Par value of cancelled shares, related party	-	37,600

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

As of March 31, 2015, the Company’s administrative offices were located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. The Company had one full-time employee, Lawrence Pemble, who served as its sole officer and director.  However, as is more thoroughly described in Note 9 to the financial statements, Lawrence Pemble resigned from both positions on April 2, 2015 and sold 100% of his position to DB Capital Corp, a Florida Corporation.  DB Capital appointed Daniel Sobolewski as Chief Executive Officer and Board Chairman. The main administrative offices are therefore in transition as of the date of the filing of this report on Form 10-K.

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

During the year ended March 31, 2015, we impaired the West Ranch Prospect due to the fact that the future cash flows were undeterminable.  We therefore charged the $44,845 as an asset impairment.

Recently Issued Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $2,601,532, and used net cash in operating activities of $349,790 during the year ended March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

On May 30, 2014, the Company issued 1,000,000 shares to Lawrence Pemble, our Chief Executive Officer pursuant to his employment agreement with the Company.  In addition, For the fiscal years ended March 31, 2015 and 2014, the Company has accrued $552,284 and $364,386, respectively, of costs associated with Mr. Pemble’s stock-based compensation.

For the year ended March 31, 2015, we accrued $221,047 of stock-based compensation costs associated with Randall Newton, our former Chief Financial Officer.  At March 31, 2015, we also owed $5,000 in unpaid salary to Mr. Newton.

During the year ended March 31, 2015, Lawrence Pemble paid $18,286 of expenses on behalf of the company and was reimbursed $14,587.  At March 31, 2015, the company owes Mr. Pemble $4,306 as a result of the accumulated excess of expenses paid by Mr. Pemble over expense reimbursements paid.

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

We recorded the $250,000 cash paid to FFMJ to “Oil and Gas Properties”. In addition to the cash costs paid to acquire the Leases, we also included in the acquisition cost a payment in the amount of $1,870 to the Office of Natural Resources Revenue of the State of Nevada, which represents the state fee for transferring title to the property. Additionally, we capitalized into the purchase price of the Leases $154,500 associated with the issuance of 150,000 shares of common stock to a broker as a finder’s fee (See Note 7).

In addition to the costs associated with obtaining the Leases, from August, 2013 through March, 2015, we incurred or paid $264,645 in geological, geophysical costs and lease rentals.

As is more thoroughly described in Note 9, Lawrence Pemble, our Chief Executive Officer and Board Chairman, resigned from both positions on April 2, 2015 and sold 100% of his position to DB Capital Corp, a Florida Corporation.  DB Capital appointed Daniel Sobolewski as Chief Executive Officer and Board Chairman.  Because of the change in control and new company direction, the new management elected not to renew the oil leases in Nevada.  All oil and gas assets have been fully reserved as of March 31, 2015.  The amount of the reserve from inception to March 31, 2015 is $669,515.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2015 and 2014, respectively:

	Level 1	Level 2	Level 3
MARCH 31, 2015
Assets
Cash	$-	$-		$-
Total assets	-	-		-

Liabilities
Notes payable, related party		$-		$-
Total liabilities	-	-		-

MARCH 31, 2014
Assets
Cash	$7,419	$-		$-
Total assets	7,419	-		-

Liabilities
Notes payable, related party	$-	$-	$
Total liabilities	-	-		-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended March 31, 2015 or 2014.

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

During the year ended March 31, 2015 we issued 1,054,889 to two accredited investors in exchange for $390,000 in cash.

On May 30, 2014, we issued 1,000,000 shares to Mr. Pemble pursuant to his employment agreement (see next paragraph).

Common Stock Payable
On July 8, 2013, the Company entered into an Employment Agreement with Lawrence Pemble regarding his position as President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, Mr. Pemble was entitled to receive 3,000,000 shares of Common Stock, which was to be issued in increments of 1,000,000 shares on May 31 in 2014, 2015 and 2016. We valued these shares at their fair values on the grant date, and valued the total of the 3,000,000 shares at $1,500,000. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). For the year ended March 31, 2015 and 2014, we have charged general and administrative expenses with $552,284 and 364,386, respectively, associated with Mr. Pemble’s Employment Agreement. The amount accrued but not settled in common stock is included on the balance sheet as Common Stock Payable. On May 30, 2014, we issued the first of three issuances of 1,000,000 shares to Mr. Pemble pursuant to his employment agreement. In so doing, we decreased the stock payable to him by $500,000.

On May 29, 2014, the Company entered into an employment agreement with Randall Newton to fulfill the role of its Chief Financial Officer. Pursuant to the agreement, Mr. Newton was entitled to receive up to 1,050,000 shares of common stock. We valued these shares at their fair values on the grant date, and valued the total of the 1,050,000 shares at $974,400. We are amortizing the value of these shares at the greater of the amount vesting or straight line (which, in this case, is the same). For the year ended March 31, 2015, we charged general and administrative expenses with $221,047 associated with Mr. Newton’s Employment Agreement. The amount accrued but not settled in common stock is included on the balance sheet as Common Stock Payable.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended March 31, 2015 and 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2015 and 2014, the Company had approximately $1,418,971 and $409,787, respectively, of federal net operating losses.

The components of the Company’s deferred tax asset are as follows:

	March 31,
	2015	2014

Net operating loss carry-forwards	$1,418,971	$409,787

Deferred tax asset	496,640	143,425
Valuation allowance	(486,640)	(143,425)
Net deferred tax asset	$-	$-

As is more thoroughly described in Note 9, Lawrence Pemble, our Chief Executive Officer and Board Chairman, resigned from both positions on April 2, 2015 and sold 100% of his position to DB Capital Corp, a Florida Corporation.  DB Capital appointed Daniel Sobolewski as Chief Executive Officer and Board Chairman.

Because of the change in control described above and in Note 9, Internal Revenue Code Section 382 limits the amount of net operating loss carry-forwards that can be used in periods subsequent to the change in control. Specifically, Section 382(c) limits the carry-forward to zero if the new corporation does not continue the business enterprise of the old corporation. We believe that our new business direction does not satisfy the criteria of continuity of business requirements set forth in IRC 382(c). We have therefore reset the carry-forwards to zero as of April 2, 2015.

Note 8 – Legal Proceedings

On March 20, 2015, we were sued in the 157th Judicial District Court of Harris County, Texas for damages relating to our non-payment of certain professional fees to provide an independent technical and economic due diligence report to help the Company determine the oil and gas potential for its West Ranch Prospect.  In Gaffney Cline and Associates, Inc. v .Gray Fox Petroleum Corp. (cause no. 2015-10468), the Plaintiff, Gaffney Cline & Associates, Inc., (“the Plaintiff” or “Gaffney Cline”), sought damages in the amount of $83,188, pre-judgment interest in the amount of $7,352, and legal costs of $8,852, for a total of $99,392.  In addition, the Plaintiff sought additional contingent legal fees in the amount of $5,000 and $10,000 if, upon appeal to an Appellate Court and the Texas Supreme Court, respectively, the plaintiff is the successful party.  At March 31, 2015, we included $99,392 in Accounts Payable and Accrued Liabilities, reflecting this judgment.

On April 17, 2015, the Harris Country District Court entered a judgment for the Plaintiff in the requested amount of $99,392.

On May 14, 2015, the Plaintiff filed an Application for Turnover After Judgment and for Appointment of Receiver (“the Receivership Application”) for the purpose of liquidating certain non-exempt property to satisfy the outstanding judgment.

On June 2, 2015, at a court hearing to consider the Receivership Application, the 157th Court denied the Receivership Application, but would allow discovery answer and review and a second Receivership Application should the Plaintiff wish to re-file.  On June 19, 2015, the Plaintiff filed a second Receivership Application which is pending as of the date of this report.

The Company has made several offers to the Court to pay the outstanding balance, including a convertible promissory note and an amortizing note over a period of approximately two years, all of which have been rejected by the Plaintiff.

We are confident that the Court will reject the second Receivership Application and command that the Plaintiff accept one of our outstanding offers.

Note 9 – Subsequent Events

On April 2, 2015, Lawrence Pemble sold his control block of 19,400,000, representing approximately 51.1% of the issued and outstanding stock of the Company, to DB Capital Corp. in a private transaction.  On that same date, Mr. Pemble resigned as Chairman, President and Chief Executive Officer and Daniel Sobolewski assumed those positions.

On April 3, 2015, the Company entered into an Acquisition Agreement and Plan of Merger with DB Capital whereby the 19,400,000 shares of the Company were transferred to Mr. Sobolewski, 70 million shares of DB Capital owned by Mr. Sobolewski, representing approximately 99.2% of that company, and substantially all of DB Capital’s assets were transferred from DB Capital to the Company.  These assets were:

•	A 4% equity interest in the Graffiti Junktion #4 restaurant in Lake Mary, Florida,

•	A 5% equity interest in the Graffiti Junktion #1 restaurant in Orlando, Florida and

•	10 million shares of Wialan Technologies, Inc. (OTC:WLAN)

As of April 3, 2015, these assets were transferred to the Company and Mr. Sobolewski owns the control block previously owned by Mr. Pemble.  As of that date, Mr. Sobolewski is the sold officer and director of the Company.

On April 17, 2015, the Harris Country District Court entered a judgment for the plaintiff in Gaffney Cline and Associated, Inc. v .Gray Fox Petroleum Corp. (cause no. 2015-10468) in the amount of $99,392 (see Note 8).

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management, being our sole executive officer, Mr. Pemble, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, as revised in May, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•
As of March 31, 2015, we did not maintain effective controls over financial reporting. Specifically, segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

•
As of March 31, 2015, we did not maintain effective controls over financial reporting. Specifically, our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2015 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO, as revised.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the fiscal year ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Positions	Age
Lawrence Pemble	Director, Chief Executive Officer, President, Treasurer and Secretary	27

Lawrence Pemble: Lawrence Pemble, age 27, was appointed Director, Chief Executive Officer, President, Treasurer and Secretary of the Company on May 31, 2013. From 2012 to April 2013, Mr. Pemble served as a project manager for Crest African Mining, Ltd., a mining and resource company. As a project manager, Mr. Pemble oversaw the company's African operations, conducted feasibility studies on mineral and energy exploration projects across Africa and established various working projects that he managed from their initial grass roots phases. From 2010 to 2012, Mr. Pemble was employed by Centrica, Europe’s largest energy company, as a front line Manager and Project Strategist. Mr. Pemble served as a Royal Marine from 2004 until 2010, and was commissioned as an Officer in 2006. Mr. Pemble was chosen to be a director because of his background in the mining and exploration industries.

As of April 2, 2015, Mr. Pemble resigned as Chairman and was replaced by Mr. Daniel Sobolewski.   See Note 9 to the financial statements.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year ended March 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended March 31, 2015 and 2014, to our named executive officers.

Name and Principal Position	Year	Salary	Stock Awards (1)	Total
Lawrence Pemble (2)	2015	$120,000	$552,284	$672,284
Chief Executive Officer	2014	100,000	366,100	466,100

Randall Newton (3)	2015	25,000	221,047	246,047
Chief Financial Officer	2014	-	-	-

1.
The amount reported in this column reflects the aggregate grant date fair value of the stock awards granted to our named executive officers. The amount is determined in accordance with ASC Topic 718.  The actual amount of compensation realized, if any, by our named executive officer may differ from the amounts presented in the table.   The stock awards were to be issued in increments of 1,000,000 shares on May 31 in each of 2014, 2015 and 2016.  The above table includes only the value accrued, through March 31, 2015.

2.
As is more thoroughly discussed in Note 9 to the financial statements, Mr. Pemble resigned as Chairman and Chief Executive Officer on April 2, 2015.  The effect of his resignation on his stock awards reported in this column is:

	a.	1,000,000 shares were vested and issued to Mr. Pemble on May 30, 2014.

b.
The amount of stock-based compensation accrued but not paid to Mr. Pemble at March 31, 2015 is $416,670.  These shares will not be paid which will result, during the next fiscal year, in a reclassification of this amount to Additional Paid in Capital.  If this amount had been recorded as a reduction of stock-based compensation, the amount reported in the “Stock Awards” column for the year ended March 31, 2015 would be $135,614 and the “Total” column would be $255,614.

3.	Mr. Newton resigned as Chief Financial Officer on February 5, 2015.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of shares of stock that have not vested	Market value of shares of stock that have not vested
Lawrence Pemble, CEO	2,000,000	$164,000	(1)

Randall Newton, CFO	-	$-

1.	Market value was determined by multiplying the closing market price of the Company’s common stock on March 31, 2015 of $0.082 per share by the number of unvested shares.

On May 31, 2013, we granted a total of 3,000,000 shares of our common stock to Mr. Pemble in connection with his appointment as our Chief Executive Officer.  The stock awards were to be issued in increments of 1,000,000 shares on May 31 in each of 2014, 2015 and 2016. The first tranche of 1,000,000 shares was issued on May 30, 2014.

As is more thoroughly discussed in Note 9 to the financial statement, Mr. Pemble resigned as Chief Executive Officer on April 2, 2015.  As such, although the 2 million shares shown in the table above are reported as not having yet vested, they will not be paid.

Employment Contracts

On July 8, 2013, the Company entered into an Employment Agreement with Mr. Pemble regarding his position as President and Chief Executive Officer of the Company. The Employment Agreement was effective as of May 31, 2013, and is fully described in Item 11 of our report on Form 10-K filed for the year ended March 31, 2014 filed with the Commission on June 27, 2014 and is hereby incorporated by reference.

Mr. Pemble resigned as Chief Executive Officer on April 2, 2015.

On May 29, 2014, the Company entered into an employment agreement with Randall Newton to fulfill the role of its Chief Financial Officer. Pursuant to the agreement, Mr. Newton was entitled to receive up to 1,050,000 shares of common stock and a salary of $5,000 per month.

Mr. Newton resigned the position on February 5, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership by Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 25, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Gray Fox Petroleum Corp., 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

Name of Beneficial Owner	Shares Beneficially Held	Percent of Common Stock (1)

Officers and Directors:
DB Capital Corp.	19,400,000	51.1%
Executive officers as a group	19,400,000	51.1%

5% or more Beneficial Owners (Excluding DB Capital):
Common stock	-	0.0%
	-	0.0%

1.	Percentage is based on 37,994,889 shares outstanding on June 25, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by M&K CPAs for the audit of the Company’s annual financial statements for the years ended March 31, 2015 and 2014, and fees billed for other services rendered by M&K during those periods.

	Year Ended March 31,
Fee Category	2015	2014
Audit fees	$10,350	$11,050
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$10,350	$11,050

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

10.4
Employment Agreement dated as of May 31, 2013 by and between the Company and Lawrence Pemble (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2013)

10.5
Securities Purchase Agreement dated July 17, 2013 by and between the Company and Rooftop Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.6
Securities Purchase Agreement dated September 9, 2013 by and between the Company and Rooftop Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2013)

10.7
Securities Purchase Agreement dated October 15, 2013 by and between the Company and Rooftop Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2013)

10.8
Securities Purchase Agreement dated November 11, 2013 by and between the Company and Rooftop Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2013)

10.9
Securities Purchase Agreement dated January 16, 2014 by and between the Company and Rooftop Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014)

10.10
Securities Purchase Agreement dated February 18, 2014 by and between the Company and Rooftop Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2014)

10.11
Consulting Agreement dated May 29, 2014 by and between Gray Fox Petroleum Corp. and Randall Newton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

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

GRAY FOX PETROLEUM CORP.

/s/ Daniel Sobolewski	June 25, 2015
Daniel Sobolewski Principal Executive Officer Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Daniel Sobolewski	June 25, 2015
Daniel Sobolewski Sole Director	Date