Form 10-Q
period 2015-06-30
Gray Fox Petroleum Corp.
filed 2015-11-17
CIK 1546589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

Commission File Number:  333-181683

Gray Fox Petroleum Corp.

(Name of registrant as specified in its charter)

Nevada	99-0373721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 Twin Lakes Rd., Longwood, Florida 32750
(Address of Principal Executive Offices)

(214) 665-9564
(Issuer's telephone number)

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of November 17, 2015, the issuer had 37,994,889 shares of common stock, $0.001 par value per share, issued and outstanding.

GRAY FOX PETROLEUM CORP.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
GRAY FOX PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
ASSETS
Cash and equivalents	$1,111	$44
Investments at fair value	75,000	100,000
Total current assets	76,111	100,044

TOTAL ASSETS	76,111	100,044

CURRENT LIABILITIES
Accounts payable and accrued expenses	$174,053	$6,083
Convertible notes payable, net of discounts of $189,171 and $0 at June 30, 2015 and March 31, 2015, respectively	17,199	-
Derivative liability	243,208	-

TOTAL CURRENT LIABILITIES	434,460	6,083

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 20 million, no shares issued or outstanding at June 30, 2015 or March 31, 2015	-	-
Common stock, par value $0.001, authorized 675 million, 37,994,889 issued and outstanding at June 30 and March 31, 2015, respectively.	37,995	37,995
Additional paid-in capital	(188,921)	(36,442)
Common stock payable	-	249,342
Accumulated deficit	(207,423)	(156,934)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(358,349)	93,961

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$76,111	$100,044

The accompanying notes are an integral part of these consolidated financial statements.

GRAY FOX PETROLEUM CORP.
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2015	2014

Investment income
Dividends	$4,937	$-
Total investment income	4,937	-

Operating expenses
General and administrative expenses	50,999	19,037
Total operating expenses	50,999	19,037

Operating income (loss)	(46,062)	(19,037)

Other income or (expense)
Interest expense	(63,800)	-
Realized investment gains or (losses)	(39,464)	18,593
Unrealized investment gains or (losses)	30,000	(24,499)
Change in value of derivative	4,365	-
Gain on exchange of equity for convertible debt	64,472	-
Total other income or (loss)	(4,427)	(5,906)

NET LOSS	$(50,489)	$(24,943)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	37,994,889	37,994,889

The accompanying notes are an integral part of these consolidated financial statements.

GRAY FOX PETROLEUM CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock, Par Value $0.001
	Shares	Amount	Additional Paid In Capital	Common Stock Payable	Accumulated Deficit	Total Shareholders' Deficit

Balances, March 31, 2014	37,994,889	$37,995	$(36,442)	$249,342	$(96,452)	$154,443
Net loss	-	-	-	-	(60,482)	(60,482)
Balances, March 31, 2015	37,994,889	$37,995	$(36,442)	$249,342	$(156,934)	$93,961

Effect of reverse merger			(152,479)			(152,479)
Conversion of stock payable to convertible notes				(249,342)		(249,342)
Net loss					(50,489)	(50,489)
Balances, June 30, 2015	37,994,889	$37,995	$(188,921)	$-	$(207,423)	$(358,349)

The accompanying notes are an integral part of these consolidated financial statements

GRAY FOX PETROLEUM CORP.
CONSOLLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,489)	$(24,943)

Adjustments to reconcile net loss with cash used in operations:
Gain on conversion of stock payable to convertible notes payable	(64,472)	-
Unrealized (gain) loss from investments	(30,000)	24,499
Realized (gain) loss from investments	39,464	(18,593)
Amortization of discounts on notes payable	58,402	-
Change in value of derivative	(4,365)	-

Change in operating assets and liabilities:
Investments	15,536	19,027
Accounts payable and accrued expenses	169,470	-
Net cash provided by (used in) operating activities	133,546	(10)

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of reverse merger	(152,479)	-
Net cash used in investing activities	(152,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,000	-
Net cash provided by financing activities	20,000	-

Net increase/(decrease) in cash	1,067	(10)
Cash at beginning of period	44	19
Cash at end of period	$1,111	$9

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$206,370	$-
Stock payable converted to debt	184,870	-

The accompanying notes are an integral part of these consolidated financial statements.

GRAY FOX PETROLEUM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

As is more thoroughly described in Note 3 to the financial statements, Lawrence Pemble, our Chief Executive Officer and Board Chairman, resigned from both positions on April 2, 2015 and sold 100% of his position to DB Capital Corp, a Florida Corporation.  DB Capital appointed Daniel Sobolewski as Chief Executive Officer and Board Chairman.  Additionally, DB Capital merged with Gray Fox Petroleum Corp. on April 3, 2015 by transferring a 70% interest in two non-controlling interests to Gray Fox, distributing the controlling interest in Gray Fox and the remaining 30% interest in the restaurants to Daniel Sobolewski and dissolving DB Capital Corp.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. These interim condensed financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2015 and notes thereto included in the Company's Annual Report on Form 10-K as of March 31, 2015, filed on June 30, 2015. The Company follows the same accounting policies in the preparation of interim reports.

Fair Value of Financial Instruments
Under ASC 820-10-05, the Financial Accounting Standards Board ("FASB") established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Revenue Recognition

Interest and Dividend Income

We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution.  For equity investments for which we have a 5% or less equity position, we recognize interest and dividend income when received.

In accordance with our valuation policies, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is fully impaired, sold or written off, we remove it from non-accrual status.

For the three months ended June 30, 2015, our only interest and dividend income was from our investment in Graffiti Junktion restaurants which were recorded on a cash basis.

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

Uncertain Tax Positions
In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Various taxing authorities may periodically audit the Company's income tax returns. These audits may include questions regarding the Company's tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter for which an allowance has been established is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company's tax position relies on the judgment of management to estimate the exposures associated with the Company's various filing positions.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at September 22, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Basic and Diluted Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements
On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

Note 2 – Going Concern
As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $207,423, and a working capital deficit of $358,349. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing financing for new investment opportunities. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Business Combination

On April 2, 2015, Daniel Sobolewski acquired from Lawrence Pemble 19,400,000 shares in exchange for a promissory note in the amount of $20,000.  The change in control constitutes a "reverse acquisition" as defined in ASC 805-40 – Business Combinations.  On that same date, Lawrence Pemble resigned his positions of Chief Executive Officer and Board Chairman.  Upon Mr. Pemble's resignation, Mr. Sobolewski appointed himself as Board Chairman and Chief Executive Officer.

Subsequent to the change in control, Mr. Sobolewski contributed 100% of his shares of DB Capital Corp. to the Company.

In a reverse merger, the incoming operating company (DB Capital Corp.) is the only relevant operating entity going forward.  Therefore, the prior operations of DB Capital, including historical equity transactions reported, are those of DB Capital, and not Gray Fox Petroleum.  The financial statements included in this Form 10-Q and all subsequent operational reporting, as well as historical equity transactions and comparison of operating data with proper periods, will reflect the operations of DB Capital Corp. and not Fray Fox Petroleum, Inc.

Note 4 – Related Party Transactions

Common Stock
On May 30, 2014, the Company issued 1,000,000 shares to Lawrence Pemble, our Chief Executive Officer pursuant to his employment agreement with the Company.

Note 5 – Investments

The fair value of our investments at June 30 and March 31, 2015 were as follows:

	Investments at Fair Value
	June 30, 2015	March 31, 2015

Wialan Technologies common stock	$-	$25,000
Equity participation in Graffiti Junktion restaurants	75,000	75,000
Total investments	$75,000	$100,000

During the three months ended June 30, 2015, we had the following investment activities:

Wialan Technologies, Inc. (OTCX: WLAN)

At March 31, 2015, we had 10 million shares of Wialan Technologies common stock for which we paid $55,000.  At March 31, 2015, the fair value of that stock was only $25,000.  So we reserved the carrying value of that investment and recorded an unrealized loss of $30,000 during the fiscal year ended March 31, 2015.  On April 1, 2015, we reversed that reserve in contemplation of complete liquidation of the position.  We liquidated the position in this investment between April 2, 2015 and May 20, 2015, receiving $15,536 in proceeds, net of broker fees, and recorded a realized loss of $39,464.

Graffiti Junktion Restaurants

During the year ended March 31, 2015, we paid $75,000 for 4% equity interest in the Graffiti Junktion restaurant located in Lake Mary, Florida and a 5% interest located in the Graffiti Junktion restaurant in Orlando, Florida.  According to the terms of the agreement we are entitled to receive a pro-rata dividend when the management of Graffiti Junktion declares such a dividend.

During the three months ended June 30, 2015, we received $4,937 in dividends from this investment.  During the quarters ended December 31, 2014 and March 31, 2015, we received $3,292 and $4,935 in dividends, respectively.

Note 6 – Fair Value of Financial Instruments

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

The Company has certain financial instruments that must be measured under the new fair value standard. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30 and March 31, 2015, respectively:

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$1,111	$-	$-
Investments at fair value	75,000	-	-
Total assets	76,111	-	-

Liabilities
Accounts payable and accrued expenses	-	174,053	-
Convertible notes payable	-	206,370	-
Discounts on convertible notes	-	(189,171)	-
Derivative liability	-	-	243,208
Total liabilities	$-	$191,252	$243,208

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3

Assets
Cash	$44	$-	$-
Investments and fair value	100,000
Total assets	100,044	-	-

Liabilities
Accounts payable and accrued expenses	-	6,083	-
Total liabilities	$-	$6,083	$-

The fair values of our accounts payable, convertible notes and discounts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.  Our derivative liability is considered a Level 3 input.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended June 30, 2015 or the year ended March 31, 2015.

Note 7 – Stockholders' Equity

The Company has authorized 675,000,000 shares of common stock, $0.001 par value per share and 20,000,000 shares of preferred stock $0.001 par value.

There were no shares of preferred stock issued or outstanding at June 30 or March 31, 2015.

The Company issued shares of common stock during the year ended March 31, 2015, the description of which are in Note 6 – Stockholders' Equity disclosure of the financial statements filed on Form 10-K as of March 31, 2015, filed with the Securities and Exchange Commission on June 30, 2015 and are herein incorporated by reference.

However, as the guidance in ASC 805-40 – Business Combinations indicates, subsequent to a reverse merger (see Note 3), equity transactions are retroactively shown as those of the accounting acquirer (in this case, DB Capital Corp.) but are denominated in the shares of the issuer (Fray Fox Petroleum, Inc.).  Therefore, the Statement of Changes in Shareholder Equity included in these financial statements reflect the equity events of DB Capital Corp. which has not issued any shares since its initial founders' shares.  Therefore, all 37,994,889 shares issued and outstanding at March 31, 2015 are reported as having been outstanding since inception.

There were no shares issued during the three months ended June 30, 2015.

Common Stock Payable

During 2012, the DB Capital Corp. (the Accounting Acquirer in the reverse merger whose equity transactions are retroactively shown in these financial statements)  entered into multiple subscription agreements (the "2012 Subscription Agreements") to raise operating capital, raising $194,870 in cash, and promising a certain amount of common shares of DB Capital in return.  Interest was explicitly stated in the instruments and, as of March 31, 2015 and 2014, was accrued and became part of the stock payable recorded in the equity section of the balance sheet.  The balance of the stock payable at March 31, 2015 and 2014 was $249,342.

On June 1, 2015, the Company retired this stock payable by issuing convertible notes payable to these initial DB Capital investors (see Note 8).

Note 8 – Convertible Notes Payable

On June 1, 2015, the Company issued convertible notes payable (the "June 1, 2015 Notes") to several original investors of DB Capital Corp. (see Note 7 reference to the "2012 Subscription Agreements").  The aggregate stock payable to these investors at March 31, 2015 was $249,342.

The aggregate principal amount of the convertible promissory notes issued on June 1, 2015 was $184,870.  All of these notes have a maturity date of June 1, 2016 and have interest explicitly stated in the payment amount due at maturity.  The aggregate principal and interest due at maturity is $218,745.  The nominal interest rates implicit in these notes range from 14% to 21%, with an average implicit rate of 18%.

The June 1, 2015 Notes may be converted into common stock of the Company at a 50% discount to the applicable bid price of the closing day the conversion is executed.  This conversion feature based on a future, unknown stock price implies an embedded derivative (see below).

In recording the June 1, 2015 Notes, we charged the notes' aggregate principal amounts ($184,870) against the outstanding stock payable at March 31, 2015 ($249,342), recording a gain of $64,472 on the excess.

On May 20, 2015, we issued a convertible promissory note (the "May 20, 2015 Cash Note") for $21,500 in exchange for $20,000 in cash.  The note principal and interest matures on May 20, 2016, and accrues interest at 8%.  The note is convertible at any time into common shares of the Company at a conversion price equal to 50% of the lowest trading price for the twenty trading days prior to notice of conversion. This conversion feature based on a future, unknown stock price implies an embedded derivative (see below).  We immediately recorded the difference between the stated note principal amount of $21,500 and the actual funds received $20,000 as interest expense.

The aggregate unpaid principal on the June 1, 2015 Notes and the May 20, 2015 Cash Note is $206,370.  The aggregate accrued but unpaid interest at June 30, 2015 is $2,966.

Derivative Liability

We evaluated the June 1, 2015 Notes and the May 20, 2015 Cash Note for embedded derivatives according to Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments; Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities; and ASC 815-40.

These instruments' embedded derivatives were evaluated at issuance and at June 30, 2015 using the following assumptions:

•	The notes convert with an initial conversion price of 50% of the low bid out of the 20 previous days for the May 20, 2015 Cash Note and the closing bid for the June 1, 2015 Notes;
•
An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10% for the May 20, 2015 Cash Note and 0% of the time for the June 1, 2015 Notes (there are no default provisions)

•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 159%-162%.
•	The company would not redeem the notes prior to maturity and would have no reset events; and
•	Risk free rates for the remaining term of the notes was in the range of 0.23% to 0.33%

The aggregate derivate liability at the inception of these notes was $247,573.  We recorded this liability, charging the individual notes with debt discounts to the extent of their nominal amounts (resulting in initial debt discounts of $206,370 – the notes' nominal amounts) and the excess to interest expense (resulting in an initial charge of $41,203 to interest expense resulting from the initial recording of the embedded derivative).

We are amortizing the debt discounts to interest expense over the one-year life of the notes on a straight line basis (which approximates the amortization which would have been recorded using the Effective Interest Method).  For the three months ended June 30, 2015, we amortized $17,199 of the debt discount to interest expense.

At June 30, 2015, the derivatives had an aggregate value of $243,208.  We revalued these derivates and recorded a change in derivative value (a component of net income or loss) of a gain of $4,365.

Note 9 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended June 30, 2015 and the year ended March 31, 2015, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30 and March 31, 2015, the Company had approximately $207,423 and $156,934 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company's deferred tax asset are as follows:

	June 30, 2015	March 31, 2015

Net operating loss carry-forwards	$207,423	$156,934

Deferred tax asset	72,598	54,927
Valuation allowance	(72,598)	(54,927)
Net deferred tax asset	$-	$-

Note 10 – Legal Proceedings

On March 20, 2015, we were sued in the 157th Judicial District Court of Harris County, Texas for damages relating to our non-payment of certain professional fees to provide an independent technical and economic due diligence report to help the Company determine the oil and gas potential for its West Ranch Prospect.  In Gaffney Cline and Associates, Inc. v .Gray Fox Petroleum Corp. (cause no. 2015-10468), the Plaintiff, Gaffney Cline & Associates, Inc., ("the Plaintiff" or "Gaffney Cline"), sought damages in the amount of $83,188, pre-judgment interest in the amount of $7,352, and legal costs of $8,852, for a total of $99,392.  In addition, the Plaintiff sought additional contingent legal fees in the amount of $5,000 and $10,000 if, upon appeal to an Appellate Court and the Texas Supreme Court, respectively, the plaintiff is the successful party.  At June 30, 2015 and March 31, 2015, we included $100,325 (after accrual of interest of $933 for the three months ended June 30, 2015) and $99,392 in Accounts Payable and Accrued Liabilities, reflecting this judgment.

On April 17, 2015, the Harris Country District Court entered a judgment for the Plaintiff in the requested amount of $99,392.

On May 14, 2015, the Plaintiff filed an Application for Turnover After Judgment and for Appointment of Receiver ("the Receivership Application") for the purpose of liquidating certain non-exempt property to satisfy the outstanding judgment.

On June 2, 2015, at a court hearing to consider the Receivership Application, the 157th Court denied the Receivership Application, but would allow discovery answer and review and a second Receivership Application should the Plaintiff wish to re-file.  On June 19, 2015, the Plaintiff filed a second Receivership Application.  On July 7, 2015, after hearing the payment schedule proposed by the defendant (the Company), the Court ruled that that the Court will enter an order appointing a post-judgment turnover receiver to take control of Gray Fox's non-exempt assets (essentially, all the assets of the Company) unless the defendant/Company pays $1,000 on the fifteenth of each month beginning on July 15, 2015 (all of which have been paid through the date of this report on Form 10-Q) and $10,000 on the sixth month following July 15, 2012 (the first payment of which is due December 15, 2015) and each six months thereafter until the obligation is satisfied in full.

Note 11 – Subsequent Events

The Company awarded Daniel Sobolewski, the Chief Executive Officer, stock-based compensation in the amount of 20.6 million shares.

We have evaluated subsequent events through the date this report was issued.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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
As is more thoroughly described in Note 3 to the financial statements, the Company experienced a change in control on April 2, 2015.
We compare the results of operations for the periods in 2015 with the periods in 2014 with that of DB Capital Corp., the continuing entity, and not Gray Fox Petroleum, Inc.
Results of Operations
Three Months Ended June 30, 2015 versus 2014
Revenues:

The Company had $4,937 of dividend income from its investment in two Graffiti Junktion restaurants in Florida.  The Company did not have that investment during the same period in 2014.

General and administrative:

General and administrative expense was $50,999 for the three months ended June 30, 2015 compared to $19,037 for the same period in 2014.  The increase is due to higher expense levels associated with public company disclosure requirements.

Interest expense:

We had no interest-bearing debt during the three months ended June 30, 2014.  As explained in Note 8 to the financial statements, the Company converted certain stock payable balances to convertible debt, incurring $63,800 of interest expense during the three months ended June 30, 2015.

Realized investment gains and losses:

Whereas the Company had net realized gain of $18,593 on equity stock trades during the three months ended June 30, 2014, we incurred losses of $39,464 in this item for the same period in the current year.  Changes in this category from period to period are governed by market fluctuations.  Both the gain in 2014 and the loss in 2015 were a result of liquidation of Wialan Technologies (OTCX:WLAN) shares.  However, our cost basis in the shares liquidated in 2014 were significantly less than our cost basis in the shares liquidated in 2015.

Unrealized investment gains and losses:

Unrealized gains and losses result from holding shares at the balance sheet whose historical cost basis is different than the current fair market value as determined by the closing price of that equity on a traded exchange.  We had a $30,000 gain for the three months ended June 30, 2015 versus a $24,499 loss for the same period in 2014. Changes in this category are determined by (1) shares we hold at the balance sheet date and (2) market fluctuations on the value of those shares.

Change in value of derivative:

The change in the value of our derivative liabilities result mostly from the change in our stock price and its volatility.  We had a gain during the three months ended June 30, 2015 of $4,365 versus no gain or loss during the same period in 2014 as we had no derivative liabilities during 2014.

Gain on exchange of equity for convertible debt:

As explained in Note 7 to the financial statements, certain investors exchanged their stock payable for convertible debt instruments which resulted in a one-time gain of $64,472.  There were no such transactions during the same period in 2014.

Liquidity and Capital Resources
Our principal source of operating capital has been provided from private sales of our common stock and related-party debt financing. At June 30, 2015, we had negative working capital of $358,349 and positive cash flows from operations of $133,546 for the three months ended June 30, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the Chief Executive Officer, this officer concluded that the Company's disclosure controls and procedures are not effective at June 30, 2015 or March 31, 2015. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Inherent Limitations of Internal Controls

Our Principal Executive Officer and Chief Financial Officer do not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures Not applicable.

Item 5. Other Information.

(a)                 Other Information.

None.

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

GRAY FOX PETROLEUM CORP.

/s/ Daniel Sobolewski	November 17, 2015
Daniel Sobolewski Principal Executive Officer	Date