Form 10-Q
period 2015-09-30
Gray Fox Petroleum Corp.
filed 2015-11-23
CIK 1546589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 20, 2015, the issuer had 58,594,889 shares of common stock, $0.001 par value per share, issued and outstanding.

 GRAY FOX PETROLEUM CORP.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
GRAY FOX PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
ASSETS
Cash and equivalents	$4,087	$44
Investments at fair value	75,000	100,000
Total current assets	79,087	100,044

TOTAL ASSETS	79,087	100,044

CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,874	$6,083
Short-term borrowings	20,570	-
Convertible notes payable, net of discounts of $137,579 and $0 at September 30, 2015 and March 31, 2015, respectively	68,791	-
Derivative liability	237,999	-

TOTAL CURRENT LIABILITIES	510,234	6,083

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 20 million, no shares issued or outstanding at September 30, 2015 or March 31, 2015	-	-
Common stock, par value $0.001, authorized 675 million, 58,594,889 and 37,994,889 shares issued and outstanding at September 30 and March 31, 2015, respectively.	58,595	37,995
Additional paid-in capital	861,679	(36,442)
Common stock payable	-	249,342
Accumulated deficit	(1,351,421)	(156,934)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(431,147)	93,961

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$79,087	$100,044

The accompanying notes are an integral part of these consolidated financial statements.

GRAY FOX PETROLEUM CORP.
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Six Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

Investment income
Dividends	$8,229	$-	$3,292	$-
Total investment income	8,229	-	3,292	-

Operating expenses
General and administrative expenses	1,141,759	38,589	1,090,760	19,552
Total operating expenses	1,141,759	38,589	1,090,760	19,552

Operating income (loss)	(1,133,530)	(38,589)	(1,087,468)	(19,552)

Other income or (expense)
Interest expense	(125,539)	-	(61,739)	-
Realized investment gains or (losses)	(39,464)	18,593	-	-
Unrealized investment gains or (losses)	30,000	(24,499)	-	-
Change in value of derivative	9,574	-	5,209	-
Gain on exchange of equity for convertible debt	64,472	-	-	-
Total other income or (loss)	(60,957)	(5,906)	(56,530)	-

NET LOSS	$(1,194,487)	$(44,495)	$(1,143,998)	$(19,552)

Net loss per share, basic and fully diluted	$(0.03)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of shares outstanding	46,662,649	37,994,889	55,236,193	37,994,889

The accompanying notes are an integral part of these consolidated financial statements.

GRAY FOX PETROLEUM CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock, Par Value $0.001
	Shares	Amount	Additional Paid In Capital	Common Stock Payable	Accumulated Deficit	Total Shareholders' Deficit

Balances, March 31, 2014	37,994,889	$37,995	$(36,442)	$249,342	$(96,452)	$154,443
Net loss	-	-	-	-	(60,482)	(60,482)
Balances, March 31, 2015	37,994,889	$37,995	$(36,442)	$249,342	$(156,934)	$93,961

Effect of reverse merger	-	-	(152,479)	-	-	(152,479)
Conversion of stock payable to convertible notes	-	-	-	(249,342)	-	(249,342)
Shares issued for officer compensation	20,600,000	20,600	1,050,600			1,071,200
Net loss	-	-	-	-	(1,194,487)	(1,194,487)
Balances, September 30, 2015	58,594,889	$58,595	$861,679	$-	$(1,351,421)	$(431,147)

The accompanying notes are an integral part of these consolidated financial statements

GRAY FOX PETROLEUM CORP.
CONSOLLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,194,487)	$(44,495)

Adjustments to reconcile net loss with cash provided by operations:
Stock based compensation	1,071,200	-
Gain on conversion of stock payable to convertible notes payable	(64,472)	-
Unrealized (gain) loss from investments	(30,000)	24,499
Realized (gain) loss from investments	39,464	(18,593)
Amortization of discounts on notes payable	109,994	-
Change in value of derivative	(9,574)	-

Change in operating assets and liabilities:
Investments	15,536	19,027
Accounts payable and accrued expenses	178,291	19,636
Net cash provided by operating activities	115,952	74

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of reverse merger	(152,479)	-
Net cash used in investing activities	(152,479)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	20,000	-
Proceeds from short-term borrowings	20,570	-
Net cash provided by financing activities	40,570	-

Net increase/(decrease) in cash	4,043	74
Cash at beginning of period	44	19
Cash at end of period	$4,087	$93

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,000	$-
Cash paid for income taxes	-	-

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$206,370	$-
Stock payable converted to debt	184,870	-

The accompanying notes are an integral part of these consolidated financial statements.

GRAY FOX PETROLEUM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

For the six months ended September 30, 2015, our only interest and dividend income was from our investment in Graffiti Junktion restaurants which were recorded on a cash basis.

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

Note 2 – Going Concern
As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $1,351,421, and a working capital deficit of $431,147. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing financing for new investment opportunities. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On July 15, 2015, we issued 20,600,000 shares to Daniel Sobolewski, our Board Chairman and Chief Executive Officer for compensation.  We valued the shares at the grant-date fair value ($0.052 per share) and charged General and Administrative Expense with $1,071,200.

Note 5 – Investments

The fair value of our investments at September 30 and March 31, 2015 were as follows:

	Investments at Fair Value
	9/30/15	3/31/15

Wialan Technologies common stock	$-	$25,000
Equity participation in Graffiti Junktion restaurants	75,000	75,000
Total investments	$75,000	$100,000

During the six months ended September 30, 2015, we had the following investment activities:

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

During the six months ended September 30, 2015, we received $8,229 in dividends from this investment.  During the quarters ended December 31, 2014 and March 31, 2015, we received $3,292 and $4,935 in dividends, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30 and March 31, 2015, respectively:

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$4,087	$-	$-
Investments at fair value	75,000	-	-
Total assets	79,087	-	-

Liabilities
Accounts payable and accrued expenses	-	182,874	-
Short-term borrowings	-	20,570	-
Convertible notes payable	-	206,370	-
Discounts on convertible notes	-	(137,579)	-
Derivative liability	-	-	237,999
Total liabilities	$-	$272,235	$237,999

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3

Assets
Cash	$44	$-	$-
Investments and fair value	100,000
Total assets	100,044	-	-

Liabilities
Accounts payable and accrued expenses	-	6,083	-
Total liabilities	$-	$6,083	$-

The fair values of our accounts payable, convertible notes and discounts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.  Our derivative liability is considered a Level 3 input.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended September 30, 2015 or the year ended March 31, 2015.

Note 7 – Stockholders' Equity

The Company has authorized 675,000,000 shares of common stock, $0.001 par value per share and 20,000,000 shares of preferred stock $0.001 par value.

There were no shares of preferred stock issued or outstanding at September 30 or March 31, 2015.

The Company issued shares of common stock during the year ended March 31, 2015, the description of which are in Note 6 – Stockholders' Equity disclosure of the financial statements filed on Form 10-K as of March 31, 2015, filed with the Securities and Exchange Commission on June 30, 2015 and are herein incorporated by reference.

However, as the guidance in ASC 805-40 – Business Combinations indicates, subsequent to a reverse merger (see Note 3), equity transactions are retroactively shown as those of the accounting acquirer (in this case, DB Capital Corp.) but are denominated in the shares of the issuer (Gray Fox Petroleum, Inc.).  Therefore, the Statement of Changes in Shareholder Equity included in these financial statements reflect the equity events of DB Capital Corp. which has not issued any shares since its initial founders' shares.  Therefore, all 37,994,889 shares issued and outstanding at March 31, 2015 are reported as having been outstanding since inception.

On July 15, 2015, we issued 20,600,000 shares to Daniel Sobolewski, our Board Chairman and Chief Executive Officer for compensation.  We valued the shares at the grant-date fair value ($0.052 per share) and charged General and Administrative Expense with $1,071,200.

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

Note 8 – Convertible Notes Payable

Short-term borrowings

During the six months ended September 30, 2015, we collected $20,570 in advance collections from an accredited investor to whom we issued a convertible promissory note in the amount of $50,000 dated November 1, 2015.  The terms of the note are identical to the ones issued in the following paragraphs in the subsection "Convertible Notes Payable".  According to the agreement, none of the advanced funds may be converted into common stock until the note takes effect on November 1, 2015.  Therefore, although we have recorded no debt discount, discount amortization or derivative liabilities associated with this note, we accrued interest on the advanced funds in the amount of $88 for the six months ended September 30, 2015.  In future periods, we expect to collect the balance on this note, record the derivative liability and include this instrument with the other similar notes referred to in the following paragraph.

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

The aggregate unpaid principal on the June 1, 2015 Notes and the May 20, 2015 Cash Note at September 30, 2015 is $206,370.  The aggregate accrued but unpaid interest at September 30, 2015 is $11,866.

Derivative Liability

We evaluated the June 1, 2015 Notes and the May 20, 2015 Cash Note for embedded derivatives according to Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments; Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities; and ASC 815-40.

These instruments' embedded derivatives were evaluated at issuance, at June 30, 2015 and at September 30, 2015 using the following assumptions:

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

We are amortizing the debt discounts to interest expense over the one-year life of the notes on a straight line basis (which approximates the amortization which would have been recorded using the Effective Interest Method).  For the six months ended September 30, 2015, we amortized $68,791 of the debt discount to interest expense.

At September 30, 2015, the derivatives had an aggregate value of $237,999.  We revalued these derivates and recorded a change in derivative value (a component of net income or loss) of a gain of $9,574 for the six months ended September 30, 2015.

Note 9 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended September 30, 2015 and the year ended March 31, 2015, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30 and March 31, 2015, the Company had approximately $280,221 and $156,934 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company's deferred tax asset are as follows:

	September 30, 2015	March 31, 2015

Net operating loss carry-forwards	$280,221	$156,934

Deferred tax asset	98,077	54,927
Valuation allowance	(98,077)	(54,927)
Net deferred tax asset	$-	$-

Note 10 – Legal Proceedings

On March 20, 2015, we were sued in the 157th Judicial District Court of Harris County, Texas for damages relating to our non-payment of certain professional fees to provide an independent technical and economic due diligence report to help the Company determine the oil and gas potential for its West Ranch Prospect.  In Gaffney Cline and Associates, Inc. v .Gray Fox Petroleum Corp. (cause no. 2015-10468), the Plaintiff, Gaffney Cline & Associates, Inc., ("the Plaintiff" or "Gaffney Cline"), sought damages in the amount of $83,188, pre-judgment interest in the amount of $7,352, and legal costs of $8,852, for a total of $99,392.  In addition, the Plaintiff sought additional contingent legal fees in the amount of $5,000 and $10,000 if, upon appeal to an Appellate Court and the Texas Supreme Court, respectively, the plaintiff is the successful party.  At September 30, 2015 and March 31, 2015, we included $98,485 (after adjustments for interest accruals and payments) and $99,392 in Accounts Payable and Accrued Liabilities, respectively, reflecting this judgment.

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

Note 11 – Subsequent Events

We have evaluated subsequent events through the date this report was issued and none was found.

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
Results of Operations
Six Months Ended September 30, 2015 versus 2014
Revenues:

The Company had $8,229 of dividend income from its investment in two Graffiti Junktion restaurants in Florida.  The Company did not have that investment during the same period in 2014.

General and administrative:

General and administrative expense was $1,141,759 for the six months ended September 30, 2015.  Of that amount, $1,071,200 was stock-based compensation, leaving $70,559 in general and administrative costs paid or payable in cash.  During the six months ended September 30, 2014, we had $38,589 of costs in this category.  The increase is due to higher expense levels associated with public company disclosure requirements.

Interest expense:

We had no interest-bearing debt during the six months ended September 30, 2014.  As explained in Note 8 to the financial statements, the Company converted certain stock payable balances to convertible debt, incurring $125,539 of interest expense during the six months ended September 30, 2015.

Realized investment gains and losses:

Whereas the Company had net realized gain of $18,593 on equity stock trades during the six months ended September 30, 2014, we incurred losses of $39,464 in this item for the same period in the current year.  Changes in this category from period to period are governed by market fluctuations.  Both the gain in 2014 and the loss in 2015 were a result of liquidation of Wialan Technologies (OTCX:WLAN) shares.  However, our cost basis in the shares liquidated in 2014 were significantly less than our cost basis in the shares liquidated in 2015.

Unrealized investment gains and losses:

Unrealized gains and losses result from holding shares at the balance sheet whose historical cost basis is different than the current fair market value as determined by the closing price of that equity on a traded exchange.  We had a $30,000 gain for the six months ended September 30, 2015 versus a $24,499 loss for the same period in 2014. Changes in this category are determined by (1) shares we hold at the balance sheet date and (2) market fluctuations on the value of those shares.

Change in value of derivative:

The change in the value of our derivative liabilities result mostly from the change in our stock price and its volatility.  We had a gain during the six months ended September 30, 2015 of $9,574 versus no gain or loss during the same period in 2014 as we had no derivative liabilities during 2014.

Gain on exchange of equity for convertible debt:

As explained in Note 7 to the financial statements, certain investors exchanged their stock payable for convertible debt instruments which resulted in a one-time gain of $64,472.  There were no such transactions during the same period in 2014.

Three Months Ended September 30, 2015 versus 2014
Revenues:

The Company had $3,292 of dividend income from its investment in two Graffiti Junktion restaurants in Florida.  The Company did not have that investment during the same period in 2014.

General and administrative:

General and administrative expense was $1,090,760 for the three months ended September 30, 2015.  Of that amount, $1,071,200 was stock-based compensation, leaving $19,560 in general and administrative costs paid or payable in cash.  During the three months ended September 30, 2014, we had $19,552 of costs in this category.  The increase is due to higher expense levels associated with public company disclosure requirements.

Interest expense:

We had no interest-bearing debt during the three months ended September 30, 2014.  For the three months ended September 30, 2015, we had $61,739 of interest expense.

Change in value of derivative:

The change in the value of our derivative liabilities result mostly from the change in our stock price and its volatility.  We had a gain during the three months ended September 30, 2015 of $5,209 versus no gain or loss during the same period in 2014 as we had no derivative liabilities during 2014.

Liquidity and Capital Resources
Our principal source of operating capital has been provided from private sales of our common stock and related-party debt financing. At September 30, 2015, we had negative working capital of $431,147 and positive cash flows from operations of $115,952 for the six months September 30, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the Chief Executive Officer, this officer concluded that the Company's disclosure controls and procedures are not effective at September 30, 2015 or March 31, 2015. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

GRAY FOX PETROLEUM CORP.

/s/ Daniel Sobolewski	November 20, 2015
Daniel Sobolewski Principal Executive Officer	Date