Form 10-Q
period 2015-12-31
Gray Fox Petroleum Corp.
filed 2016-02-18
CIK 1546589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

Commission File Number:  333-181683

Gray Fox Petroleum Corp.
(Name of registrant as specified in its charter)

Nevada	99-0373721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 Twin Lakes Rd., Longwood, Florida 32750
(Address of Principal Executive Offices)

(214) 665-9564
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X        No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X        No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____  No   X

As of February 15, 2015, the issuer had 215,567,732 shares of common stock, $0.001 par value per share, issued and outstanding.

 GRAY FOX HOLDING CORP.
(Formerly Gray Fox Petroleum Corp.)

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
GRAY FOX HOLDINGS CORP.
(Formerly Gray Fox Petroleum Corp.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
ASSETS
Cash and equivalents	$59,791	$44
Investments at fair value	75,000	100,000
Total current assets	134,791	100,044

TOTAL ASSETS	134,791	100,044

CURRENT LIABILITIES
Accounts payable and accrued expenses	$144,344	$6,083
Accrued expenses, related party	8,461
Convertible notes payable, net of discounts of $371,588 and $0 at December 31, 2015 and March 31, 2015, respectively	159,757	-
Derivative liabilities	436,833	-

TOTAL CURRENT LIABILITIES	749,395	6,083

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 20 million, 20 million and zero shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	20,000	-
Common stock, par value $0.001, authorized 675 million, 69,109,291 and 37,994,889 issued and outstanding at December 31 and March 31, 2015, respectively.	69,109	37,995
Additional paid-in capital	1,025,612	(36,442)
Common stock payable	-	249,342
Accumulated deficit	(1,729,325)	(156,934)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(614,604)	93,961

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$134,791	$100,044

The accompanying notes are an integral part of these consolidated financial statements.

GRAY FOX HOLDINGS CORP.
(Formerly Gray Fox Petroleum Corp.)
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014

Investment income
Dividends	$12,667	$3,292	$4,438	$3,292
Total investment income	12,667	3,292	4,438	3,292

Operating expenses
General and administrative expenses	1,449,378	26,244	307,619	(12,345)
Total operating expenses	1,449,378	26,244	307,619	(12,345)

Operating income (loss)	(1,436,711)	(22,952)	(303,181)	15,637

Other income or (expense)
Interest expense	(266,531)	-	(140,992)	-
Realized gains or (losses) on trading securities	(39,464)	18,593	-	-
Unrealized gains or (losses) on trading securities	30,000	(65,499)	-	(41,000)
Change in value of derivative	75,843	-	66,269	-
Gain on exchange of equity for convertible debt	64,472	-	-	-
Total other income or (loss)	(135,680)	(46,906)	(74,723)	(41,000)
Net loss before income tax provision	(1,572,391)	(69,858)	(377,904)	(25,363)
Income tax (expense) / benefit	-	-	-	-
NET LOSS	$(1,572,391)	$(69,858)	$(377,904)	$(25,363)

Net loss per share, basic and fully diluted	$(0.03)	$(0.00)	$(0.01)	$0.00
Weighted average number of shares outstanding	51,325,723	37,994,889	60,601,185	37,994,889

The accompanying notes are an integral part of these consolidated financial statements.

GRAY FOX HOLDINGS CORP.
(Formerly Gray Fox Petroleum Corp.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock, Par Value $0.001		Series A Preferred Stock, Par Value $0.001		Additional	Common		Total
	Shares	Amount	Shares	Amount	Paid In Capital	Stock Payable	Accumulated Deficit	Shareholders' Deficit

Balances, March 31, 2014	37,994,889	37,995	-	-	(36,442)	249,342	(96,452)	154,443
Net loss	-	-	-	-			(60,482)	(60,482)
Balances, March 31, 2015	37,994,889	$37,995	-	$-	$(36,442)	$249,342	$(156,934)	$93,961

Effect of reverse merger	-	-	-	-	(152,479)	-	-	(152,479)
Conversion of stock payable to convertible notes	-	-	-	-	-	(249,342)	-	(249,342)
Issuance of preferred stock	-	-	20,000,000	20,000	70,200	-	-	90,200
Redemption of convertible notes	-	-	-	-	85,967	-	-	85,967
Shares issued for officer compensation	20,600,000	20,600	-	-	1,050,600	-	-	1,071,200
Shares issued for conversion of debt	10,514,402	10,514	-	-	7,766	-	-	18,280
Net loss							(1,572,391)	(1,572,391)
Balances, December 31, 2015	69,109,291	$69,109	20,000,000	$20,000	$1,025,612	$-	$(1,729,325)	$(614,604)

The accompanying notes are an integral part of these consolidated financial statements

GRAY FOX HOLDINGS CORP.
(Formerly Gray Fox Petroleum Corp.)
CONSOLLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,572,391)	$(69,858)

Adjustments to reconcile net loss with cash used in operations:
Stock-based compensation	1,161,400	-
Gain on conversion of stock payable to convertible notes payable	(64,472)	-
Unrealized (gain) loss from investments	(30,000)	65,499
Realized (gain) loss from investments	39,464	(18,593)
Amortization of discounts on notes payable	239,292	-
Change in value of derivative	(75,843)	-

Change in operating assets and liabilities:
Investments	15,536	19,027
Accounts payable and accrued expenses	166,240	5,574
Net cash used in operating activities	(120,774)	1,649

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of reverse merger	(152,479)	-
Net cash provided by / used in investing activities	(152,479)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	333,000	-
Net cash provided by financing activities	333,000	-

Net increase/(decrease) in cash	59,747	1,649
Cash at beginning of period	44	19
Cash at end of period	$59,791	$1,668

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$10,214	$-
Cash paid for income taxes	-	-

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$655,185	$-
Stock payable converted to debt	184,870	-
Redemption of notes with new financing arrangement	187,522	-
Conversion of notes payable to common stock	18,280	-
Derivative settlement on notes payable converted to common stock	85,967	-

The accompanying notes are an integral part of these consolidated financial statements.

GRAY FOX HOLDINGS CORP.
(Formerly Gray Fox Petroleum Corp.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

For the nine months ended December 31, 2015, our only interest and dividend income was from our investment in Graffiti Junktion restaurants which were recorded on a cash basis.

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

Recent Accounting Pronouncements
In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

Note 2 – Going Concern
As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $1,729,325, and a working capital deficit of $614,604. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing financing for new investment opportunities. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Business Combination

On April 2, 2015, Daniel Sobolewski acquired from Lawrence Pemble 19,400,000 shares in exchange for a promissory note.  The change in control constitutes a "reverse acquisition" as defined in ASC 805-40 – Business Combinations.  On that same date, Lawrence Pemble resigned his positions of Chief Executive Officer and Board Chairman.  Upon Mr. Pemble's resignation, Mr. Sobolewski appointed himself as Board Chairman and Chief Executive Officer.

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

Preferred Stock

On December 30, 2015, we issued 20,000,000 shares of Series A Preferred Stock to our Board Chairman and Chief Executive Officer for compensation whose value on the grant date was $90,200.  See Note 7 for a discussion of rights of these shares and their valuation.

CEO Compensation

During the three months ended December 31, 2014, Daniel Sobolewski contributed $33,817 to DB Capital and elected not to receive a promissory note in return.  At the time of these contributions, Mr. Sobolewski did not have a compensation arrangement with DB Capital.  Consequently, DB Capital accounted for compensation payments to Mr. Sobolewski on a cash basis.  Likewise, when Mr. Sobolewski contributed the $33,817 to DB Capital, it was accounted for as a reduction of compensation expense.  For this reason, general and administrative expense is negative for the three months ended December 31, 2014.  If these contributions had not occurred, or if Mr. Sobolewski had taken a promissory note instead of accounting for the contributions as a reduction of compensation expense, general and administrative expenses for the nine and three months ended December 31, 2014 would have been $60,061 and 21,472, respectively.

On October 1, 2015, the Company entered into an Executive Employment and Incentive Agreement with Daniel Sobolewski, the Chief Executive Officer.  The term is for two years and automatically renews each year unless terminated by either party.  Mr. Sobolewski's compensation arrangement provides for a salary of $90,000 per year.  The agreement also provides for a one-time bonus not to exceed $70,000.  During the three months ended December 31, 2015, Mr. Sobolewski was paid $69,000 in bonuses.  Moreover, we accrued $22,500 in monthly salary and paid Mr. Sobolewski $14,039, leaving a balance owed of $8,461.

Note 5 – Investments

The fair value of our investments at December 31 and March 31, 2015 were as follows:

	Investments at Fair Value
	12/31/15	3/31/15

Wialan Technologies common stock	$-	$25,000
Equity participation in Graffiti Junktion restaurants	75,000	75,000
Total investments	$75,000	$100,000

We account for our investments according to ASC 321 Investments – Equity Securities.  We have classified our investments in equity securities as "trading securities" which are investments made with the intent of reselling them in the near future.  They are carried at fair value and changes in value are measured and included in operating income of each period.  A realized gain or loss occurs when a security is liquidated, and the gain or loss is calculated as the difference between the net proceeds, including any broker fees, and the historical cost of those investments.  An unrealized gain or loss occurs when a security is held from one period to another, and the fair value of that security fluctuates.  The Wialan Technologies securities, which are those on which both realized and unrealized gains and losses have been recorded, are classified as "trading securities".

During the nine months ended December 31, 2015, we had the following investment activities:

Wialan Technologies, Inc. (OTCX: WLAN)

At March 31, 2015, we had 10 million shares of Wialan Technologies common stock for which we paid $55,000.  At March 31, 2015, the fair value of that stock was only $25,000.  We therefore reserved the carrying value of that investment and recorded an unrealized loss of $30,000 during the fiscal year ended March 31, 2015.  On April 1, 2015, we reversed that reserve in contemplation of complete liquidation of the position.  We liquidated the position in this investment between April 2, 2015 and May 20, 2015, receiving $15,536 in proceeds, net of broker fees, and recorded a realized loss of $39,464.

The unrealized gain during the nine months ended December 31, 2015 results from the reversal of the unrealized loss recorded at March 31, 2015 referred to in the above paragraph, such that all of the losses for that period become realized (the loss of $39,464).

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

During the nine months ended December 31, 2015 and 2014, we received $12,667 and $3,292, respectively.  During the three months ended December 31, 2015 and 2014, we received $4,438 and $3,292, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31 and March 31, 2015, respectively:

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Investments at fair value	$75,000	$-	$-
Total assets	$75,000	$-	$-

Liabilities
Convertible notes payable	-	531,345	-
Discounts on convertible notes	-	(371,588)	-
Derivative liability	-	-	436,833
Total liabilities	$-	$159,757	$436,833

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3

Assets
Investments and fair value	$100,000	$	$
Total assets	$100,000	$-	$-

Liabilities
Total liabilities	$-	$-	$-

The fair values of our accounts payable, convertible notes and discounts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.  Our derivative liability is considered a Level 3 input.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended December 31, 2015 or the year ended March 31, 2015.

Note 7 – Stockholders' Equity

Common Stock

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

During the three months ended December 31, 2015, we issued 10,514,402 shares pursuant to certain conversion provisions of the convertible promissory notes discussed in Note 8.  The amounts of interest and principal converted is governed by the terms of the promissory notes themselves.  Upon recording the issuance of these shares, we reduced the principal owed by $17,777, accrued interest by $503, increasing Additional Paid in Capital by the sum of those two reductions, or $18,280.  In addition, we recorded reductions in the associated discounts and derivative liabilities in the amounts of $13,739 and 18,519, respectively.

Preferred Stock

On December 30, 2015, the Board of Directors of the Company approved a Series A Super Voting Preferred Stock Certificate of Designation, which sets forth the rights, preferences and privileges, to be known as Series A Super Voting Preferred Stock and filed with the State of Nevada on October 28, 2015. The Company is authorized to issue up to Twenty Million (20,000,000) shares of Series A Super Voting Preferred Stock. Each share of the Series A Super Voting Preferred Stock shall be entitled to the voting equivalent of 100 shares of common stock.

Pursuant to the Certificate of Designation, 20,000,000 shares constitute the Series A preferred stock. The Series A preferred stock is non-convertible, zero-dividend, zero-interest, have no economic rights other than return of any paid-in capital par value and carry super voting rights.

On December 30, 2015, the Company issued 20,000,000 shares of the Company's Series A Preferred Stock to Daniel Sobolewski, the current CEO.  There is currently no market for the shares of Series A Preferred and they are not convertible into shares of common stock of the Company. The Company received no cash proceeds for the issuance of the shares.

The Preferred Series A issued December 30, 2015 were valued based upon industry specific control premiums and the Company's market cap at the time of the transaction based on the market price of the common stock.

In valuing the preferred shares we used the Market Approach which is utilized to arrive at an indication of equity value by using quoted market prices of the capital structure as of 12/30/15. The market cap of the Company represents 100% of the minority interest for all outstanding common shares. The Preferred Series A fair value is based on the value of the voting rights.

Managements' Preferred Series A shares represent a controlling voting interest in the Company and therefore determining the Control Premium is an indication of the Securities value. The Control Premium for the Company is based on publicly traded companies or comparable entities in the Food Processing industry which have been acquired in arm's–length transactions.

The valuation of the preferred shares as of 12/30/15 used the following inputs:

1.	The common stock price was $0.010;

2.	Market capitalization based on 58,594,889 common shares outstanding; no in-the-money warrants; and 20,000,000 Series A Preferred shares;

3.	A 15.40% premium for the voting preferences;

4.	2,058,594,889 total voting shares/rights and Managements zero additional voting rights represented 97.154% of the total;

5.	The conversion value is $0;

We determined the fair value of these securities to be $90,200.  In recording the issuance of these shares, we increase Preferred Stock by $20,000, Additional Paid in Capital by $70,200, and charged Stock-Based Compensation (an operating expense) with $90,200.

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

Convertible Notes Payable

The June 1, 2015 Notes

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

On October 27, 2015, we entered into a convertible promissory note with a financing institution to redeem most of these notes (see the discussion below in the section entitled "The October 27, 2015 Redemption Note".  All but one creditor from the June 1, 2015 group redeemed their notes with the financial institution.  The remaining June 1, 2015 note holder has a principal balance owed at December 31, 2015 of $8,300, an unamortized debt discount of $3,458, accrued interest of $944, and an associated derivative liability of $9,061.

The May 20, 2015 Cash Note

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

During the nine months ended December 31, 2015, we recorded $975 of nominal interest, amortized $11,400 of debt discount to interest expense, and recorded changes in the fair value of the associated derivative liability.

During the three months ended December 31, 2015, we issued 2,145,202 common shares upon election of the creditor to convert a portion of the outstanding interest and principal to our common shares.  In issuing these shares, we recorded a reduction of principal and interest of $11,500 and $504, respectively, increasing Additional Paid in Capital by those amounts.  In addition, we proportionally reduced the unamortized debt discount by $8,150, charging Interest Expense for that amount, and reduced the derivative liability by $13,656, increasing Additional Paid in Capital in so doing.

At December 31, 2015, unpaid interest and principal amounted to $472 and $10,000, respectively.  Unamortized debt discount was $1,950 and the fair value of the embedded derivative liability was $12,881.

The November 1, 2015 Cash Notes

On November 1, 2015, we issued three convertible promissory notes ("The November 1, 2015 Cash Notes") to accredited investors in exchange for cash.  The aggregate nominal value of these notes, which is equal to the cash proceeds, is $125,000.

These notes mature on November 1, 2016,  accrue interest due at maturity at 6.5%, and can be converted to common stock at 50% of the applicable bid price on the day the conversion is executed.  Any unpaid principal and interest is automatically converted, at maturity, to common stock at the conversion price. This conversion feature based on a future, unknown stock price implies an embedded derivative (see below).

During the three months ended December 31, 2015, we accrued interest of $1,035, recorded the initial value of their embedded derivative liabilities (see below) of $133,880 and debt discounts of $125,000.  The difference between the initial derivative and the debt discount (i.e., $8,880) was recorded immediately as interest expense.  Additionally, during the three months ended December 31, 2015, we amortized $18,749 to interest expense, and reduced the embedded derivatives to their fair values at December 31, 2015.  Unamortized discounts and the fair value of embedded derivatives  at December 31, 2015 for the November 1, 2015 Cash Notes were $106,251 and $125,861, respectively.

The October 26, 2015 Cash Note

On October 26, 2015, we exchanged a $206,000 convertible promissory note for $188,000 in cash.   The note matures on April 26, 2015 and bears no interest until maturity, but bears interest of 12% for unpaid principal after maturity.  After the maturity date, the holder may elect to convert any portion of the unpaid principal and accrued interest into common stock at a 35% discount from the average of the lowest intra-day traded price within the fifteen days prior to a notice of conversion.  The inclusion of a variable conversion price implied an embedded derivative (see below for the calculation of the derivative value) which we recorded as $155,951.

The difference between the nominal value of the note ($206,000) and cash proceeds ($188,000) were combined with the initial derivative value (see below) of $155,951 and recorded as a initial debt discount of $173,951.  For the six months ended December 31, 2015, we amortized $57,984 to interest expense and reduced the related derivative liability to its fair value at December 31, 2015 of $139,392, recording a Change in Fair Value of Derivative of $16,559.

The October 27, 2015 Redemption Note

On October 27, 2015, we entered into an arrangement with six of our seven June 1, 2015 Note Holders to redeem their June 1, 2015 Notes, issuing a new note (the "October 27, 2015 Redemption Note") to a new creditor in the amount of $188,322 in the process.  The October 27, 2015 Redemption Note matures on April 26, 2016, inherits the 6.5% interest provision of the acquired June 1, 2015 notes (with unpaid interest and principal accruing interest at 12% after maturity) and can be converted to common stock at price which equals the lesser of (a) 60% of the intra-day price for the twenty days preceding a Notice of Conversion or (b) $0.00075.

We recorded the initial value of the embedded derivative (see below) of $177,864 as a debt discount.

During the three months ended December 31, 2015, we accrued $2,030 in nominal interest and amortized $29,113 of debt discount to interest expense.

We treated the redemption of the six June 1, 2015 Notes as an extinguishment of those debts in accordance with ASC 405-20-40-1, Liabilities – Derecognition.  As such, we reduced the principal and interest balances owed of the June 1, 2015 Notes by $176,570 and 10,952, respectively, and recorded an increase in the principal amount owed of the October 27, 2015 note of $188,321 (with the small $800 difference included as a debt discount).

Additionally, we reduced the debt discounts ($116,626) and fair values of their embedded derivatives ($184,073) of the June 1, 2015 Notes to zero, recording increase in Additional Paid in Capital of $67,447 on their extinguishment.

During the three months ended December 31, 2015, we issued 8,369,200 common shares upon conversion by the creditor of the October 27, 2015 Redemption Note.  In recording these issuances, we reduced outstanding principal by $6,277.  Additionally, we proportionally reduced the unamortized debt discount and fair values of the associated embedded derivative by $5,589 and $4,863, respectively.  We charged the $5,589 to Interest Expense and increased Additional Paid in Capital for the $4,863.

We amortize debt discounts on all outstanding instruments to interest expense over the life of the notes (none of which exceeds one year) on a straight line basis (which approximates the amortization which would have been recorded using the Effective Interest Method).  For the nine months ended December 31, 2015, we amortized an aggregate of $195,772 of debt discounts to interest expense.

Derivative Liabilities

We evaluated our convertible promissory notes for embedded derivatives according to Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments; Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities; and ASC 815-40.

The June 1, 2015 Notes

We evaluated the June 1, 2015 Notes' embedded derivatives at June 30, 2015, September 30, 2015, October 27, 2015 (the date of conversion of six of the seven notes), and December 31, 2015 using the following assumptions:

•	The notes convert with an initial conversion price of 50% of the closing bid at conversion;

•	An event of default would occur 0% of the time (there are no default provisions)

•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 159%-162% (194%-209% at December 31, 2015) .

•	The company would not redeem the notes prior to maturity and would have no reset events; and

•	Risk free rates for the remaining term of the notes was in the range of 0.23% to 0.33% (0.08% to 0.26% for December 31, 2015).

The following table shows the changes in the fair values of the derivatives for the June 1, 2015 Notes from their issuance to December 31, 2015:

	06/30/15	09/30/15	10/27/15	12/31/15
Beginning balance	$-	$208,678	$208,014	$9,339
Initial value at issuance	213,919	-	-	-
Change in fair value	(5,241)	(664)	(14,602)	(278)
Decreases from redemptions	-	-	(184,073)	-
Ending balance	$208,678	$208,014	$9,339	$9,061

The May 20, 2015 Cash Note

We evaluated the May 20, 2015 Cash Note's embedded derivative at June 30, 2015, September 30, 2015 and December 31, 2015 using the following assumptions:

•	The notes convert with an initial conversion price of 50% of the low bid out of the 20 previous days;

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 159%-162% (194%-209% at December 31, 2015).

•	The company would not redeem the notes prior to maturity and would have no reset events; and

•	Risk free rates for the remaining term of the notes was in the range of 0.23% to 0.33% (0.08% to 0.26% for December 31, 2015).

The following table shows the changes in the fair values of the derivatives for the May 20, 2015 Cash Note from issuance to December 31, 2015:

	06/30/15	09/30/15	12/31/15
Beginning balance	$-	$34,530	$16,329
Initial value at issuance	33,654	-	-
Change in fair value	876	(4,545)	(3,448)
Reductions from conversions	-	(13,656)	-
Ending balance	$34,530	$16,329	$12,881

The November 1, 2015 Cash Notes

We evaluated the November 1, 2015 Cash Notes' embedded derivative at December 31, 2015 using the following assumptions:

•	The notes convert with an initial conversion price of 50% of the low bid out of the 20 previous days;

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 194%-209%;

•	The company would not redeem the notes prior to maturity and would have no reset events; and

•	Risk free rates for the remaining term of the notes was in the range of 0.08% to 0.26%.

Initial derivative aggregate values for the November 1, 2015 Cash Notes were  $133,880.  We recorded a reduction in the fair value of these liabilities at December 31, 2015 of $8,019, resulting in a gain of that amount.  The fair value of the liabilities at December 31, 2015 was $125,861.

The October 26, 2015 Cash Note

We evaluated the October 26, 2015 Cash Note's embedded derivative at December 31, 2015 using the following assumptions:

•	The notes convert with an initial conversion price of 50% of the low bid out of the 20 previous days;

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 194%-209%;

•	The company would not redeem the notes prior to maturity and would have no reset events; and

•	Risk free rates for the remaining term of the notes was in the range of 0.08% to 0.26%.

The initial value of the embedded derivative was $155,951.  We reduced that amount to the fair value at December 31, 2015 of $139,392, recognizing a gain of $16,559 for the three months ended December 31, 2015.

The October 27, 2015 Redemption Note

We evaluated the October 26, 2015 Cash Note's embedded derivative at December 31, 2015 using the following assumptions:

•	The notes convert with an initial conversion price of 50% of the low bid out of the 20 previous days;

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 194%-209%;

•	The company would not redeem the notes prior to maturity and would have no reset events; and

•	Risk free rates for the remaining term of the notes was in the range of 0.08% to 0.26%.

•
The initial value of the embedded derivative was $155,951.  We reduced that amount to the fair value at December 31, 2015 of $139,392, recognizing a gain of $16,559 for the three months ended December 31, 2015.

The initial value of the derivative at issuance was $177,864.  During the three months ended December 31, 2015, we reduced that amount by $4,863 due to conversions into common stock by the creditor and an additional $23,363 from a change in the derivative's fair value.

The following table summarizes the changes in the derivative liabilities for the nine months ended December 31, 2015 for all instruments:

Derivative liabilities, March 31, 2015	$-
New additions from note issuances	715,268
Redemption of June 1, 2015 convertible notes	(184,073)
Retirement from conversions of debt to equity	(18,519)
Changes in fair values of derivatives	(75,843)
Balances, December 31, 2015	$436,833

Note 9 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended December 31, 2015 and the year ended March 31, 2015, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31 and March 31, 2015, the Company had approximately $567,925 and $156,934 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The components of the Company's deferred tax asset are as follows:

	December 31, 2015	March 31, 2015

Net operating loss carry-forwards	$567,925	$156,934

Deferred tax asset	198,774	54,927
Valuation allowance	(198,774)	(54,927)
Net deferred tax asset	$-	$-

Note 10 – Legal Proceedings

On March 20, 2015, we were sued in the 157th Judicial District Court of Harris County, Texas for damages relating to our non-payment of certain professional fees to provide an independent technical and economic due diligence report to help the Company determine the oil and gas potential for its West Ranch Prospect.  In Gaffney Cline and Associates, Inc. v .Gray Fox Petroleum Corp. (cause no. 2015-10468), the Plaintiff, Gaffney Cline & Associates, Inc., ("the Plaintiff" or "Gaffney Cline"), sought damages in the amount of $83,188, pre-judgment interest in the amount of $7,352, and legal costs of $8,852, for a total of $99,392.  In addition, the Plaintiff sought additional contingent legal fees in the amount of $5,000 and $10,000 if, upon appeal to an Appellate Court and the Texas Supreme Court, respectively, the plaintiff is the successful party.  At December 31, 2015 and March 31, 2015, we included $86,632 (after adjustments for interest accruals and payments) and $99,392 in Accounts Payable and Accrued Liabilities, respectively, reflecting this judgment.

On April 17, 2015, the Harris Country District Court entered a judgment for the Plaintiff in the requested amount of $99,392.

On May 14, 2015, the Plaintiff filed an Application for Turnover After Judgment and for Appointment of Receiver ("the Receivership Application") for the purpose of liquidating certain non-exempt property to satisfy the outstanding judgment.

On June 2, 2015, at a court hearing to consider the Receivership Application, the 157th Court denied the Receivership Application, but would allow discovery answer and review and a second Receivership Application should the Plaintiff wish to re-file.  On June 19, 2015, the Plaintiff filed a second Receivership Application.  On July 7, 2015, after hearing the payment schedule proposed by the defendant (the Company), the Court ruled that that the Court will enter an order appointing a post-judgment turnover receiver to take control of Gray Fox's non-exempt assets (essentially, all the assets of the Company) unless the defendant/Company pays $1,000 on the fifteenth of each month beginning on July 15, 2015 (all of which have been paid through the date of this report on Form 10-Q) and $10,000 on the sixth month following July 15, 2015 (the first payment of which was paid December 15, 2015) and each six months thereafter until the obligation is satisfied in full.

Note 11 – Subsequent Events

Subsequent to December 31, 2015, we issued 7,998,692 shares for conversion of a portion of the May 20, 2015 Cash Note; 31,226,633 shares for conversion of a portion of the October 27, 2015 Redemption Note; 7,233,116 for conversion of a portion of the June 1, 2015 Notes and 100,000,000 shares to Daniel Sobolewski, our Chief Executive Officer.

On January 7, 2016, we issued a convertible promissory note with a nominal value of $62,500 for $50,000 in cash.

On January 23, 2016, we signed a Franchise Agreement with Graffiti Junktion Restaurants to license and operate three restaurants under the Graffiti Junktion name, each upon the approval of the Franchisor. We paid $35,000 apiece for the rights ($105,000 total) and we are to pay 5% of monthly gross sales.  The Franchise has an initial term of ten years and can be renewed for three additional five-years periods if the restaurants are in good standing with the franchisor.

The Franchise is owned by us (51%), Tagged Restaurants Corp. (29%), a company created and owned 100% by our Chief Executive Officer, Daniel Sobolewski, and Daniel Sobolewski individually (20%).

On February 4, 2016, we signed a lease for our first franchise location at 415 Main St., Daytona Beach, FL 32118.  The location is 3,880 square feet and is located in the heart of Daytona Beach.  The Lease term overall is renewable for up to 20 yrs with the first right of refusal to purchase.  The monthly rent is $5,000 for the first year, and increases by 3% each year thereafter.  It is a two story facility with a balcony, full kitchen, and has an occupancy of 150.

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
Results of Operations
Nine Months Ended December 31, 2015 versus 2014
Revenues:

The Company had dividend income from the two Florida restaurants of $12,667 for the nine months ended December 31, 2015 versus $3,292 the same period in 2014.  The investments were made in November, 2014, so only two months of dividends are included in revenues for 2014, whereas a full nine months are recorded for 2015.

General and administrative:

General and administrative expense was $1,449,378 for the nine months ended December 31, 2015.  Of that amount, $1,161,400 was stock-based compensation, leaving $287,978 in general and administrative costs paid or payable in cash.  During the nine months ended December 31, 2014, we had $26,244 of costs in this category.  The increase is mainly due to higher expense levels associated with public company disclosure requirements and Mr. Sobolewski's bonus (see Note 4 to the financial statements) .

Interest expense:

We had no interest-bearing debt during the nine months ended December 31, 2014.  As explained in Note 8 to the financial statements, the Company converted certain stock payable balances to convertible debt and issued certain other convertible promissory notes during the nine months ended December 31, 2015 resulting in $266,531 of interest expense where there was none in 2014.

Trading gains and losses:

We account for our investments according to ASC 321 Investments – Equity Securities.  We have classified our investments in equity securities as "trading securities" which are investments made with the intent of reselling them in the near future.  They are carried at fair value and changes in value are measured and included in operating income of each period.  A realized gain or loss occurs when a security is liquidated, and the gain or loss is calculated as the difference between the net proceeds, including any broker fees, and the historical cost of those investments.  An unrealized gain or loss occurs when a security is held from one period to another, and the fair value of that security fluctuates.  The Wialan Technologies securities, which are those on which both realized and unrealized gains and losses have been recorded, are classified as "trading securities".

Realized investment gains and losses - the Company had net realized loss of $39,464 on equity stock trades during the nine months ended December 31, 2015 versus a gain of $18,593 during the same period in the previous year.

The current year loss of $39,464 results from the liquidation of 10 million Wialan Technologies (OTCX:WLAN) shares held at March 31, 2015.  The previous-year gain of $18,593 results from the liquidation of 1,917,899 shares of Wialan common stock held at March 31, 2014.

Unrealized investment gains and losses - unrealized gains and losses result from (1) holding shares at the balance sheet whose historical cost basis is different than the current fair market value as determined by the closing price of that equity on a traded exchange or (2) liquidating shares (and realizing a gain or loss) the gain or losses of which had, in previous periods, been included in unrealized gains or losses.  We had a $30,000 gain for the nine months ended December 31, 2015 versus a $65,499 loss for the same period in 2014.   Both the gain in the current year and the loss in the previous year are a result of re-categorization of trading losses from that of unrealized (arising from simply holding shares at period end) to realized losses (resulting from actual liquidation).  If one accounts for both realized and unrealized losses together, then total trading losses amounted to $9,464 and $46,906 for the nine months ended December 31, 2015 and 2014, respectively.

Change in value of derivative:

The change in the value of our derivative liabilities result mostly from the change in our stock price and its volatility.  We had a gain during the nine months ended December 31, 2015 of $75,843 versus no gain or loss during the same period in 2014 as we had no derivative liabilities during 2014.

Gain on exchange of equity for convertible debt:

As explained in Note 7 to the financial statements, certain investors exchanged their stock payable for convertible debt instruments which resulted in a one-time gain of $64,472.  There were no such transactions during the same period in 2014.

Three Months Ended December 31, 2015 versus 2014
Revenues:

During the three months ended December 31, 2015, the Company had $4,438 of dividend income from its investment in two Graffiti Junktion restaurants in Florida versus $3,292 for the same period in 2014.  The change is a result of receiving three months of dividends in the current year, versus only two in the previous.

General and administrative:

General and administrative expense was $307,619 for the three months ended December 31, 2015.  Of that amount, $90,200 was stock-based compensation, leaving $217,419 in general and administrative costs paid or payable in cash.  During the three months ended December 31, 2014, we had negative general and administrative costs of $12,345 (as explained in Note 4 to the financial statements).  The increase is mainly due to higher expense levels associated with public company disclosure requirements and Mr. Sobolewski's bonus (see Note 4 to the financial statements)

Interest expense:

We had no interest-bearing debt during the three months ended December 31, 2014.  For the three months ended December 31, 2015, we had $140,992 of interest expense.

Change in value of derivative:

The change in the value of our derivative liabilities result mostly from the change in our stock price and its volatility.  We had a gain during the three months ended December 3, 2015 of $66,269 versus no gain or loss during the same period in 2014 as we had no derivative liabilities during 2014.

Liquidity and Capital Resources
Our principal source of operating capital has been provided from private sales of our common stock and related-party debt financing. At December 31, 2015, we had negative working capital of $614,604 and negative cash flows from operations of $120,774 for the nine months ended December 31, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the Chief Executive Officer, this officer concluded that the Company's disclosure controls and procedures are not effective at December 31, 2015 or March 31, 2015. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GRAY FOX PETROLEUM CORP.

/s/ Daniel Sobolewski	February 17, 2016
Daniel Sobolewski Principal Executive Officer	Date